Form 10-Q
period 2010-07-31
GLOBAL GSM SOLUTIONS
filed 2010-11-02
CIK 1485156

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-165929

GLOBAL GSM SOLUTIONS, INC.

 (Exact name of registrant as specified in its charter)

Nevada	3990	98-0642269
(State or jurisdiction of incorporation or organization)	Primary Standard Industrial Classification Code Number	IRS Employer Identification Number

204 West Spear Street

Carson City NV 89703

 (Address of principal executive offices)

Tel: (775) 636-6986
(Issuer’s telephone number)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[    ]

1 | Page

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ] Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 1, 2010
Common Stock, $0.001	7,350,000

2 | Page

GLOBAL GSM SOLUTIONS, INC.

Form 10-Q

3 | Page

Part 1   FINANCIAL INFORMATION

GLOBAL GSM SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

JULY 31, 2010

Balance Sheets as of July 31, 2010 (Unaudited) and January 31, 2010	F-1
Statements of Operations (Unaudited) for the three and six months ended July 31, 2010 and 2009 and the period from March 5, 2008 (Date of Inception) to July 31, 2010	F-2
Statement of Stockholders’ Equity (Deficit) (Unaudited) as of July 31, 2010	F-3
Statements of Cash Flows (Unaudited) for the six months ended July 31, 2010 and 2009 and the period from March 5, 2008 (Date of Inception) to July 31, 2010	F-4
Notes to the Financial Statements	F-5 - F-8

4 | Page

GLOBAL GSM SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

JULY 31, 2010 (UNAUDITED) AND JANUARY 31, 2010

	July 31, 2010 (Unaudited)	January 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$ 139	$ 6,000

TOTAL ASSETS	$ 139	$ 6,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued expenses	$ 1,025	$ 4,900
Due to related party	1,340	840
Total Liabilities	2,365	5,740

Stockholders’ Equity (Deficit)
Common stock, $.0001 par value, 75,000,000 shares authorized, 6,000,000 shares issued and outstanding	6,000	6,000
Paid in capital	0	0
Deficit accumulated during the development stage	(8,226)	(5,740)
Total Stockholders’ Equity (Deficit)	(2,226)	260

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 139	$ 6,000

See accompanying notes to financial statements.

5 | Page

GLOBAL GSM SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2010 AND 2009

FOR THE PERIOD FROM MARCH 5, 2008 (INCEPTION) TO JULY 31, 2010

	Three Months Ended July 31, 2010	Three Months Ended July 31, 2009	Six Months Ended July 31, 2010	Six Months Ended July 31, 2009	Period from March 5, 2008 (Inception) to July 31, 2010

REVENUES	$ 0	$ 0	$ 0	$ 0	$ 0

OPERATING EXPENSES
Incorporation costs	0	0	0	0	840
Professional fees	2,225	0	2,486	0	7,386
TOTAL OPERATING EXPENSES	2,225	0	2,486	0	8,226

NET LOSS BEFORE INCOME TAXES	(2,225)	0	(2,486)	0	(8,226)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$ (2,225)	$ 0	$ (2,486)	$ 0	$ (8,226)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	N/A	$ (0.00)	N/A

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	6,000,000	0	6,000,000	0

See accompanying notes to financial statements.

6 | Page

GLOBAL GSM SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

FOR THE PERIOD FROM MARCH 5, 2008 (INCEPTION) TO JULY 31, 2010

	Common stock		Additional paid in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Inception, March 5, 2008	-	$ -	$ -	$ -	$ -

Net loss for the period from March 5, 2008 (inception) to January 31, 2009	-	-	-	(840)	(840)

Balance, January 31, 2009	-	-	-	(840)	(840)

Shares issued at $0.001 per share for cash	6,000,000	6,000	-	-	6,000

Net loss for the fiscal year ended January 31, 2010	-	-	-	(4,900)	(4,900)

Balance, January 31, 2010	6,000,000	6,000	-	(5,740)	260

Net loss for the six months ended July 31, 2010	-	-	-	(2,486)	(2,486)

Balance, July 31, 2010	6,000,000	$ 6,000	$ -	$ (8,226)	$ (2,226)

See accompanying notes to financial statements.

7 | Page

GLOBAL GSM SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED JULY 31, 2010 AND 2009

FOR THE PERIOD FROM MARCH 5, 2008 (INCEPTION) TO JULY 31, 2010

	Six Months Ended July 31, 2010	Six Months Ended July 31, 2009	Period from March 5, 2008 (Inception) to July 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (2,486)	$ 0	$ (8,226)
Change in non-cash working capital items:
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(3,875)	0	1,025
CASH FLOWS USED IN OPERATING ACTIVITIES	(6,361)	0	(7,201)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party loan	500	0	1,340
Proceeds from sale of common stock	0	0	6,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	500	0	7,340

NET INCREASE (DECREASE) IN CASH	(5,861)	0	139
Cash, beginning of period	6,000	0	0
Cash, end of period	$ 139	$ 0	$ 139

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0	$ 0
Income taxes paid	$ 0	$ 0	$ 0

See accompanying notes to financial statements.

8 | Page

GLOBAL GSM SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Global GSM Solutions, Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on March 5, 2008.  The Company was formed to develop, manufacture, and distribute products and services to the gaming and vending industry that allows remote monitoring of amusement and vending devices. Our product is intended to improve security, productivity, and profitability of devices such as arcade games, toy dispensing machines, redemption games and vending machines.

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies.  A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a January 31 fiscal year end.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form S-1 filed with the SEC as of and for the period ended January 31, 2010.  In the opinion of management, all adjustments necessary for the financial statements to be not misleading for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At July 31, 2010 the Company's bank deposit did not exceed the insured amounts.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accrued expenses and loans payable to a related party. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

9 | Page

GLOBAL GSM SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during six month periods ended July 31, 2010 and 2009.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2010.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options. As of July 31, 2010, the Company has not issued any stock-based payments to its employees.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

Bristol does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

10 | Page

GLOBAL GSM SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2010

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $8,226 as of July 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at July 31, 2010 consisted of amounts owed to the Company’s outside independent auditors for services rendered for periods reported on in these financial statements.

NOTE 4 – DUE TO RELATED PARTY

An officer loaned $840 to the Company on March 5, 2008 and $500 on July 12, 2010.  These amounts are due on demand, non-interest bearing and unsecured.  As of July 31, 2010, the total due was $1,340.

NOTE 5 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share.

On January 19, 2010, the Company issued 6,000,000 shares of its common stock at $0.001 per share for total proceeds of $6,000.

Total shares outstanding as of July 31, 2010 were 6,000,000.

These 6,000,000 shares of common stock are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act and are available for resale to the public in accordance with the volume and trading limitations of Rule 144 of the Act. Under this Rule, a person who has beneficially owned restricted shares of our common stock for at least six months is entitled to sell their securities provided that (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding the sale and (ii) we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale.

Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding the sale, are subject to additional restrictions. Such person is entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

•	1% of the total number of securities of the same class then outstanding;
•	the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;

provided , in each case, that we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale.

Such sales must also comply with the manner of sale and notice provisions of Rule 144.

11 | Page

GLOBAL GSM SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JULY 31, 2010

NOTE 6 – INCOME TAXES

As of July 31, 2010, the Company had net operating loss carry forwards of $8,226 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	July 31, 2010	July 31, 2009
Federal income tax benefit attributable to:
Current operations	$ 845	$ 0
Less: valuation allowance	(845)	(0)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	July 31, 2010	January 31, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$ 2,797	$ 1,952
Less: valuation allowance	(2,797)	(1,952)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $8,226 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 7 – COMMITMENTS

The Company neither owns nor leases any real or personal property. An officer has provided office services without charge.  There is no obligation for the officer to continue this arrangement.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to July 31, 2010, the Company sold 1,350,000 shares at $0.02 per share for total proceeds $27,000.

Management has evaluated subsequent events through November 1, 2010, the date these financial statements were issued, and has determined it does not have any material subsequent events to disclose other than those mentioned above.

12 | Page

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

Global GSM Solutions Inc. was incorporated in the State of Nevada as a for-profit company on March 5, 2008 and established a fiscal year end of January 31. We do not have revenues, have minimal assets and have incurred losses since inception. We are a development-stage company formed to develop, manufacture, and distribute our product and services to the gaming and vending industry that allows remote monitoring of amusement and vending devices. Our product is intended to improve security, productivity, and profitability of devices such as arcade games, toy dispensing machines, redemption games and vending machines. To date, we have had limited operations. We have developed our business plan, and executed contract with XTEK., where we engage XTEK as an independent contractor for the specific purpose of developing a specialized Website and manufacture and supply GSM Devices for us.

Product

Global GSM Solutions Inc. has identified a business opportunity in the field of remote monitoring of amusement and vending devices. Unmonitored amusement devices such as arcade games, toy dispensing machines, redemption games and vending machines are located in metro and urban areas of most developed countries.  These machines are placed in remote locations, sometimes hours away from operating company’s office.  These locations vary, but may be bars, night clubs, bowling alleys, pool halls, shopping malls, arcade rooms, family entertainment centers and others.  At these locations equipment generates revenue by accepting coins, tokens or bills for either entertainment/game play or for food, drinks, cigarettes, novelty items, key chains, toys etc.

13 | Page

Machine malfunction is a common occurrence in the industry.  Equipment breaks down, coin and bill acceptors may malfunction and get jammed, bills stackers or coin acceptor boxes may become either full or jammed.  While the machine is out of order, revenues are lost, location staff, management and patrons are displeased (which affects operator’s reputation and leads to potential loss of contracts). Frequent service calls is the only current solution to this problem, but it costs much as salaries, gas, wear and tear of vehicles etc sometimes cost more than the revenue generated by the equipment.

By modifying currently existing GSM technology and developing customized web-based platform, we plan to provide a remote monitoring service for amusement and vending operators to oversee their equipment remotely, using a simple web browser or a mobile phone.  An operator will be able to connect Global GSM Solutions Inc. device to any amusement or vending device and know instantly if machine is out of service, needs support, needs vending products replenished, has not been operated of a number of hours, has a certain amount of money inside of it and thus either needs collection or does not need collection at this time.  The benefits both in lesser lost revenue, less work force hours, lesser transportation expenses and better reputation outweigh a small monthly fee several fold, making this an excellent investment for any operator.

GSM Device

GSM (Global System for Mobile Communications) is the most popular standard for mobile telephony systems in the world. Our GSM Device is a hybrid of a wireless GSM modem and a proprietary electronic device capable of communicating and interpreting data coming from amusement or vending machine to the modem. The GSM device commutates to the vending/amusement machine, analyses the received data and communicates it to the GSM modem part of the device. The GSM modem, using existing wireless networks (the same networks that any cellular phone uses to transmit data), sends interpreted data in set intervals to the central server (website), where it is displayed in a form of useful information and charts (revenues, service interruptions, top earners, inventory remaining, service call alerts)

Contracts

We have executed a Product Manufacture and Supply Agreement on 25th day of February 2010, with  XTEK, an software/hardware developer, having a principal office in name Kusocinskiego 3  street 87-100 Torun, Poland.  According to the agreement, XTEK has agreed to develop a specialized Website and manufacture and supply us with GSM Devices.  Such GSM Devices will be capable to gather and transmit reading of data generated by amusement, vending and other types of devices. The website will be able to receive data from the GSM Devices , sort it, analyze it and create reports.  Website user will be able to securely log into the website and monitor the data.  User will also be able to receive pre-determined alerts via email and SMS.  XTEK will develop, and test the Website as well as manufacture and supply the Products under the terms and conditions contained in the agreement.

14 | Page

Results of Operation

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Six Month Period Ended July 31, 2010 Compared to the period from Inception (March 5, 2008) to July 31, 2010

Our net loss for the six month period ended July 31, 2010 was $2,486 compared to a net loss of $8,226 during the period from inception (March 5, 2008) to July 31, 2010. During the six month period ended July 31, 2010, we did not generate any revenue.

During the six month period ended July 31, 2010, we incurred general and administrative expenses of $2,486 compared to $8,226 incurred during the period from inception (March 5, 2008) to July 31, 2010. General and administrative expenses incurred during the six month period ended July 31, 2010 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 6,000,000 for the six month period ended July 31, 2010.

Three Month Period Ended July 31, 2010 Compared to the period from Inception (March 5, 2008) to July 31, 2010

Our net loss for the three month period ended July 31, 2010 was $2,225 compared to a net loss of $8,226 during the period from inception (March 5, 2008) to July 31, 2010. During the three month period ended July 31, 2010, we did not generate any revenue.

During the three month period ended July 31, 2010, we incurred general and administrative expenses of $2,225 compared to $8,226 incurred during the period from inception (March 5, 2008) to July 31, 2010. General and administrative expenses incurred during the three month period ended July 31, 2010 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 6,000,000 for the three month period ended July 31, 2010.

15 | Page

Liquidity and Capital Resources

Six Month Period Ended July 31, 2010

As at July 31, 2010, our current assets were $139 compared to $6,000 in current assets at January 31, 2010. As at the six month period ended July 31, 2010, current assets were comprised entirely of $139 in cash. As at July 31, 2010, our current liabilities were $2,365. Current liabilities were comprised of $1,025 in accrued expenses and $1,340 in loan from director.

Stockholders’ equity decreased from $260 as of January 31, 2010 to $(2,226) as of July 31, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended July 31, 2010, net cash flows used in operating activities was ($6,361) consisting of a net loss of ($2,486) and decrease in accrued expenses of ($3,875). Net cash flows used in operating activities was ($7,201) for the period from inception (March 5, 2008) to July 31, 2010.

Cash Flows from Investing Activities

For the six month period ended July 31, 2010, we did not generate any cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended July 31, 2010, net cash flows from financing activities was $500 consisting entirely of $500 in loan from director. For the period from inception (March 5, 2008) to July 31, 2010, net cash provided by financing activities was $7,340 received from proceeds from issuance of common stock and loan from director.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

16 | Page

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent auditors' report accompanying our January 31, 2010 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2010. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended July 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

17 | Page

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Subsequent to this quarter end, we sold 1,150,000 shares at $0.02 per share for total proceeds $23,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

18 | Page

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL GSM SOLUTIONS, INC.
Dated: November 1, 2010	By: /s/ Gennady Fedosov
Gennady Fedosov, President and Chief Executive Officer and Chief Financial Officer

19 | Page