Form 10-Q
period 2010-10-31
GLOBAL GSM SOLUTIONS
filed 2011-02-11
CIK 1485156

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ]  No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 11, 2011
Common Stock, $0.001	7,350,000

2 | Page

GLOBAL GSM SOLUTIONS, INC.

Form 10-Q

3 | Page

Part 1   FINANCIAL INFORMATION

GLOBAL GSM SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

OCTOBER 31, 2010

Balance Sheets (Unaudited) as of October 31, 2010 and January 31, 2010	F-1
Statements of Operations (Unaudited) for the three and nine months ended October 31, 2010 and 2009 and the period from March 5, 2008 (Date of Inception) to October 31, 2010	F-2
Statement of Stockholders’ Equity (Deficit) (Unaudited) as of October 31, 2010	F-3
Statements of Cash Flows (Unaudited) for the nine months ended October 31, 2010 and 2009 and the period from March 5, 2008 (Date of Inception) to October 31, 2010	F-4
Notes to the Financial Statements	F-5 - F-8

4 | Page

GLOBAL GSM SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS (UNAUDITED)

OCTOBER 31, 2010 AND JANUARY 31, 2010

	October 31, 2010	January 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$ 21,308	$ 6,000

TOTAL ASSETS	$ 21,308	$ 6,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued expenses	$ 1,025	$ 4,900
Due to related party	1,340	840
Total Liabilities	2,365	5,740

Stockholders’ Equity
Common stock, $.0001 par value, 75,000,000 shares authorized, 7,250,000 shares issued and outstanding (January 31,2010 - 6,000,000)	7,250	6,000
Paid in capital	23,750	0
Deficit accumulated during the development stage	(12,057)	(5,740)
Total Stockholders’ Equity	18,943	260

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 21,308	$ 6,000

See accompanying notes to financial statements.

5 | Page

GLOBAL GSM SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2010 AND 2009

FOR THE PERIOD FROM MARCH 5, 2008 (INCEPTION) TO OCTOBER 31, 2010

	Three Months Ended October 31, 2010	Three Months Ended October 31, 2009	Nine Months Ended October 31, 2010	Nine Months Ended October 31, 2009	Period from March 5, 2008 (Inception) to October 31, 2010

REVENUES	$ 0	$ 0	$ 0	$ 0	$ 0

OPERATING EXPENSES
Incorporation costs	0	0	0	0	840
Professional fees	3,831	0	6,317	0	11,217
TOTAL OPERATING EXPENSES	3,831	0	6,317	0	12,057

NET LOSS BEFORE INCOME TAXES	(3.831)	0	(6,317)	0	(12,057)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$ (3,831)	$ 0	$ (6,317)	$ 0	$ (12,057)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	N/A	$ (0.00)	N/A

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	6,614,456	0	6,207,070	0

See accompanying notes to financial statements.

6 | Page

GLOBAL GSM SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE PERIOD FROM MARCH 5, 2008 (INCEPTION) TO OCTOBER 31, 2010

	Common stock		Additional paid in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Inception, March 5, 2008	-	$ -	$ -	$ -	$ -
Net loss for the period from March 5, 2008 (inception) to January 31, 2009	-	-	-	(840)	(840)
Balance, January 31, 2009	-	-	-	(840)	(840)
Shares issued at $0.001 per share for cash	6,000,000	6,000	-	-	6,000
Net loss for the fiscal year ended January 31, 2010	-	-	-	(4,900)	(4,900)
Balance, January 31, 2010	6,000,000	6,000	-	(5,740)	260
Shares issued at $0.02 per share for cash	1,250,000	1,250	23,750	-	25,000
Net loss for the nine months ended October 31, 2010	-	-	-	(6,317)	(6,317)
Balance, October 31, 2010	7,250,000	$ 7,250	$ 23,750	$ (12,057)	$ 18,943

See accompanying notes to financial statements.

7 | Page

GLOBAL GSM SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED OCTOBER 31, 2010 AND 2009

FOR THE PERIOD FROM MARCH 5, 2008 (INCEPTION) TO OCTOBER 31, 2010

	Nine Months Ended October 31, 2010	Nine Months Ended October 31, 2009	Period from March 5, 2008 (Inception) to October 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (6,317)	$ 0	$ (12,057)
Change in non-cash working capital items:
Changes in assets and liabilities:
Increase (decrease) in accrued expenses	(3,875)	0	1,025
CASH FLOWS USED IN OPERATING ACTIVITIES	(10,192)	0	(11,032)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party loan	500	0	1,340
Proceeds from sale of common stock	25,000	0	31,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	25,500	0	32,340

NET INCREASE (DECREASE) IN CASH	15,308	0	21,308
Cash, beginning of period	6,000	0	0
Cash, end of period	$ 21,308	$ 0	$ 21,308

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0	$ 0
Income taxes paid	$ 0	$ 0	$ 0

See accompanying notes to financial statements.

8 | Page

GLOBAL GSM SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2010

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

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At October 31, 2010 the Company's bank deposit did not exceed the insured amounts.

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

OCTOBER 31, 2010

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during nine month periods ended October 31, 2010 and 2009.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2010.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718).  To date, the Company has not adopted a stock option plan and has not granted any stock options. As of October 31, 2010, the Company has not issued any stock-based payments to its employees.

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

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

10 | Page

GLOBAL GSM SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2010

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $12,057 as of October 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

NOTE 3 – ACCRUED EXPENSES

Accrued expenses at October 31, 2010 consisted of amounts owed to the Company’s outside independent auditors for services rendered for periods reported on in these financial statements.

NOTE 4 – DUE TO RELATED PARTY

An officer loaned $840 to the Company on March 5, 2008 and $500 on July 12, 2010.  These amounts are due on demand, non-interest bearing and unsecured.  As of October 31, 2010, the total due was $1,340.

NOTE 5 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share.

On January 19, 2010, the Company issued 6,000,000 shares of its common stock at $0.001 per share for total proceeds of $6,000.

For the period from August 27, 2010, to October 28, 2010 the Company issued 1,250,000 shares of its common stock at $0.02 per share for total proceeds of $25,000

Total shares outstanding as of October 31, 2010 were 7,250,000.

11 | Page

GLOBAL GSM SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2010

NOTE 6 – INCOME TAXES

As of October 31, 2010, the Company had net operating loss carry forwards of $12,057 that may be available to reduce future years’ taxable income through 2030. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

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

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to October 31, 2010, the Company sold 100,000 shares at $0.02 per share for total proceeds

$2,000.

Management has evaluated subsequent events from October 31, 2010 to January 26, 2011, the date these financial statements were issued, and has determined it does not have any material subsequent events to disclose other than those mentioned above.

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

We have executed a Product Manufacture and Supply Agreement on 25th day of February 2010, with  XTEK, an software/hardware developer, having a principal office in name Kusocinskiego 3  street 87-100 Torun, Poland.  According to the agreement, XTEK has agreed to develop a specialized Website and manufacture and supply us with GSM Devices.  Such GSM Devices will be capable to gather and transmit reading of data generated by amusement, vending and other types of devices. The website will be able to receive data from the GSM Devices, sort it, analyze it and create reports.  Website user will be able to securely log into the website and monitor the data.  User will also be able to receive pre-determined alerts via email and SMS.  XTEK will develop, and test the Website as well as manufacture and supply the Products under the terms and conditions contained in the agreement.

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

Nine Month Period Ended October 31, 2010 Compared to the period from Inception (March 5, 2008) to October 31, 2010

Our net loss for the nine month period ended October 31, 2010 was $6,317 compared to a net loss of $12,057 during the period from inception (March 5, 2008) to October 31, 2010. During the nine month period ended October 31, 2010, we did not generate any revenue.

During the nine month period ended October 31, 2010, we incurred general and administrative expenses of $6,317 compared to $12,057 incurred during the period from inception (March 5, 2008) to October 31, 2010. General and administrative expenses incurred during the nine month period ended October 31, 2010 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 6,207,070 for the nine month period ended October 31, 2010.

Three Month Period Ended October 31, 2010 Compared to the period from Inception (March 5, 2008) to October 31, 2010

Our net loss for the three month period ended October 31, 2010 was $3,831 compared to a net loss of $12,057 during the period from inception (March 5, 2008) to October 31, 2010. During the three month period ended October 31, 2010, we did not generate any revenue.

During the three month period ended October 31, 2010, we incurred general and administrative expenses of $3,831 compared to $12,057 incurred during the period from inception (March 5, 2008) to October 31, 2010. General and administrative expenses incurred during the three month period ended October 31, 2010 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 6,614,456 for the three month period ended October 31, 2010.

15 | Page

Liquidity and Capital Resources

NineMonth Period Ended October 31, 2010

As at October 31, 2010, our current assets were $21,308 compared to $6,000 in current assets at January 31, 2010. As at the nine month period ended October 31, 2010, current assets were comprised entirely of $21,308 in cash. As at October 31, 2010, our current liabilities were $2,365. Current liabilities were comprised of $1,025 in accrued expenses and $1,340 in loan from director.

Stockholders’ equity increased from $260 as of January 31, 2010 to $18,943 as of October 31, 2010.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended October 31, 2010, net cash flows used in operating activities was ($10,192) consisting of a net loss of ($6,317) and decrease in accrued expenses of ($3,875). Net cash flows used in operating activities was ($11,032) for the period from inception (March 5, 2008) to October 31, 2010.

Cash Flows from Investing Activities

For the nine month period ended October 31, 2010, we did not generate any cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended October 31, 2010, net cash flows from financing activities was $25,500 consisting of $25,000 received from proceeds from issuance of common stock and $500 in loan from director. For the period from inception (March 5, 2008) to October 31, 2010, net cash provided by financing activities was $32,340 received from proceeds from issuance of common stock and loan from director.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2010. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended October 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Subsequent to this quarter end, we sold 100,000 shares at $0.02 per share for total proceeds $2,000.

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

GLOBAL GSM SOLUTIONS, INC.
Dated: February 11, 2011	By: /s/ Gennady Fedosov
Gennady Fedosov, President and Chief Executive Officer and Chief Financial Officer

19 | Page