Form 10-K
period 2011-01-31
GLOBAL GSM SOLUTIONS
filed 2011-03-25
CIK 1485156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-165929

GLOBAL GSM SOLUTIONS, INC.

 (Exact name of registrant as specified in its charter)

Nevada	3990	98-0642269
(State or jurisdiction of incorporation or organization)	Primary Standard Industrial Classification Code Number	IRS Employer Identification Number

204 West Spear Street

Carson City NV 89703

 (Address of principal executive offices)

Tel: (775) 636-6986
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the  registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [ ]

As of March 25, 2011, the registrant had 7,350,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of March 25, 2011.

1 | Page

2 | Page

PART I

Item 1. Description of Business

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

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

3 | Page

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

Plan of Operation

Our plan of operation is based on the accomplishment of the following milestones over the 12 month period:

1. Finalized product features and functionality

2. Website test and data cost analysis

3. Commencement of marketing and sales

4 | Page

Expenditures over the next 12 months are expected to exceed the sum of our cash on hand. We will utilize funds from Gennady Fedosov, our sole officer and director, who has informally agreed to advance funds to allow us to pay for professional fees, including fees payable in connection with maintaining the reporting status with SEC and operation expenses, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. We also plan to commence activities to raise the funds required for the development program. There is no any assurance that we will be able to raise sufficient funds to proceed with any work or activities of the development program. We plan to raise additional funding for development by way of a private debt or equity financing, but have not commenced any activities to raise such funds and have no current plans on how to raise such funds.

Management does not plan to hire additional employees at this time.  Our President and Directors will be responsible for the initial product sourcing.  We intend to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum.

We do not expect to be purchasing or selling plant or significant equipment during the next twelve months.

Research and Development

We have not spent any amounts on research and development activities during the year ended January 31, 2011.  We anticipate that we will not incur any expenses on research and development over the next 12 months.

Employees and Employment Agreements

At present, we have no employees other than our officers and directors.  We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future.  There are presently no personal benefits available to any officers, directors or employees.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2.  Description of Property

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

5 | Page

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Bulletin Board under the symbol “GGSM”.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

OTC Bulletin Board securities are not listed or traded on the floor of an organized national or regional stock exchange.  Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks.  OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

As of March 25, 2011, no shares of our common stock have traded.

Number of Holders

As of March 25, 2011, the 7,350,000 issued and outstanding shares of common stock were held by a total of 27 shareholders of record.

Dividends

No cash dividends were paid on our shares of common stock during the fiscal years ended January 31, 2009, 2010 and 2011.  We have not paid any cash dividends since our inception and do not foresee declaring any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Purchase of our Equity Securities by Officers and Directors

None.

Other Stockholder Matters

None.

6 | Page

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.   Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED JANUARY 31, 2011 COMPARED TO FISCAL YEAR ENDED JANUARY 31, 2011.

Our net loss for the fiscal year ended January 31, 2011 was $20,108 compared to a net loss of $4,900 during the fiscal year ended January 31, 2010. During fiscal year ended January 31, 2011, the Company hasn’t generated any revenue.

During the fiscal year ended January 31, 2011, we incurred general and administrative expenses of $20,108 compared to $4,900 incurred during fiscal year ended January 31, 2010.  These expenses incurred during the fiscal year ended January 31, 2011 consisted of: bank charges and interest of $562 (2010:  $-0); transfer agent fees of $4,080 (2010:  $-0); professional fees of $14,270 (2010: $4,900); and miscellaneous charges of $1,196 (2010: $-0).

Expenses incurred  during  fiscal year ended January  31, 2011  compared to fiscal year ended January 31, 2010  increased  primarily due to the  increased  scale and scope  of  business  operations.  General and administrative expenses generally include  corporate overhead,  financial and  administrative  contracted services,  marketing,  and consulting costs.

The weighted average number of shares  outstanding  was  6,355,068  for the fiscal year ended January 31, 2011 compared to 213,699 for the fiscal year ended January 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED JANUARY 31, 2011

As of January 31, 2011, our current assets were $15,742 and our total liabilities were $8,590. As of January 31, 2011, current assets were comprised of $8,042 in cash and $7,700 in prepaid expenses; total liabilities were comprised of $3,840 in advances from a director and $4,750 in accrued expenses.

7 | Page

As of January 31, 2011, our total assets were $15,742 comprised entirely of current assets.  Stockholders’ equity increased from $260 as of January 31, 2010 to $7,152 as of January 31, 2011.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended January  31, 2011, net cash flows used in operating activities was ($27,958) consisting  of a net loss of ($20,108) , decrease in accrued expenses of $(150) and  prepaid expenses ($7,700). For the fiscal year ended January  31, 2010, net cash flows used in operating activities was $-0. Net cash flows used in operating activities was ($28,798) for the period from inception (March 5, 2008) to January 31, 2011.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the fiscal year ended January 31, 2011, net cash from financing activities was $30,000, consisting $27,000 of proceeds received from issuances of common stock and $3,000 in advances from a director. For the fiscal year ended January 31, 2010, net cash from financing activities was $6,000 consisting entirely of proceeds received from issuances of common stock. For the period from inception (March 5, 2008) to January 31, 2011, net cash provided by financing activities was $36,840 consisting of $33,000 proceeds received from issuances of common stock and $3,840 in advances from a director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

8 | Page

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our January 31, 2011 and January 31, 2010 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

GLOBAL GSM SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

JANUARY 31, 2011

9 | Page

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Global GSM Solutions, Inc.

Carson City, Nevada

We have audited the accompanying balance sheet of Global GSM Solutions, Inc. (the “Company”) as of January 31, 2011 and 2010 and the related statements of operations, stockholders’ equity, and cash flows for the years then ended and the period from March 5, 2008 (Date of Inception) through January 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global GSM Solutions, Inc. as of January 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and the period from March 5, 2008 (Date of Inception) through January 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has limited working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

March 18, 2011

10 | Page

GLOBAL GSM SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF JANUARY 31, 2011 AND 2010

	January 31, 2011	January 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$ 8,042	$ 6,000
Prepaid expenses	7,700	0

TOTAL ASSETS	$ 15,742	$ 6,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued expenses	$ 4,750	$ 4,900
Due to related party	3,840	840
Total Liabilities	8,590	5,740

Stockholders’ Equity
Common stock, $.0001 par value, 75,000,000 shares authorized, 7,350,000 and 6,000,000 shares issued and outstanding, respectively	7,350	6,000
Paid in capital	25,650	0
Deficit accumulated during the development stage	(25,848)	(5,740)
Total Stockholders’ Equity	7,152	260

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 15,742	$ 6,000

See accompanying notes to financial statements.

11 | Page

GLOBAL GSM SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JANUARY 31, 2011 AND 2010

FOR THE PERIOD FROM MARCH 5, 2008 (INCEPTION) TO JANUARY 31, 2011

	Year ended January 31, 2011	Year ended January 31, 2010	Period from March 5, 2008 (Inception) to January 31, 2011

REVENUES	$ 0	$ 0	$ 0

OPERATING EXPENSES
Incorporation costs	0	0	840
Professional fees	14,270	4,900	19,170
Transfer agent expense	4,080	0	4,080
General and administrative	1,758	0	1,758
TOTAL OPERATING EXPENSES	20,108	4,900	25,848

NET LOSS BEFORE INCOME TAXES	(20,108)	(4,900)	(25,848)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$ (20,108)	$ (4,900)	$ (25,848)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	6,355,068	213,699

See accompanying notes to financial statements.

12 | Page

GLOBAL GSM SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MARCH 5, 2008 (INCEPTION) TO JANUARY 31, 2011

	Common stock		Additional paid in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Inception, March 5, 2008	-	$ -	$ -	$ -	$ -

Net loss for the period from March 5, 2008 (inception) to January 31, 2009	-	-	-	(840)	(840)

Balance, January 31, 2009	-	-	-	(840)	(840)

Shares issued at $0.001 per share for cash	6,000,000	6,000	-	-	6,000

Net loss for the fiscal year ended January 31, 2010	-	-	-	(4,900)	(4,900)

Balance, January 31, 2010	6,000,000	6,000	-	(5,740)	260

Shares issued at $0.02 per share for cash	1,350,000	1,350	25,650	-	27,000

Net loss for the year ended January 31, 2011				(20,108)	(20,108)
Balance, January 31, 2011	7,350,000	$ 7,350	$ 25,650	$ (25,848)	$ 7,152

See accompanying notes to financial statements.

13 | Page

GLOBAL GSM SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JANUARY 31, 2011 AND 2010

FOR THE PERIOD FROM MARCH 5, 2008 (INCEPTION) TO JANUARY 31, 2011

	Year ended January 31, 2011	Year ended January 31, 2010	Period from March 5, 2008 (Inception) to January 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (20,108)	$ (4,900)	$ (25,848)
Changes in assets and liabilities:
(Increase) in prepaid expenses	(7,700)	0	(7,700)
Increase (decrease) in accrued expenses	(150)	4,900	4,750
CASH FLOWS USED IN OPERATING ACTIVITIES	(27,958)	0	(28,798)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party loan	3,000	0	3,840
Proceeds from sale of common stock	27,000	6,000	33,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	30,000	6,000	36,840

NET INCREASE IN CASH	2,042	6,000	8,042
Cash, beginning of period	6,000	0	0
Cash, end of period	$ 8,042	$ 6,000	$ 8,042

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0	$ 0
Income taxes paid	$ 0	$ 0	$ 0

See accompanying notes to financial statements.

14 | Page

GLOBAL GSM SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Global GSM Solutions, Inc. (“the Company” or “Global”) was incorporated under the laws of the State of Nevada, U.S. on March 5, 2008.  The Company was formed to develop, manufacture, and distribute products and services to the gaming and vending industry that allows remote monitoring of amusement and vending devices. Our product is intended to improve security, productivity, and profitability of devices such as arcade games, toy dispensing machines, redemption games and vending machines.

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a January 31 fiscal year end.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $8,042 and $6,000 of cash as of January 31, 2011 and 2010, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, prepaid expenses, accrued expenses and amounts due to a shareholder. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

15 | Page

GLOBAL GSM SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2011.

Comprehensive Income

The Company has which established standards for reporting and display of comprehensive income, its components and accumulated balances.  When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity.  Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements

Global does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $25,848 as of January 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

NOTE 3 – PREPAID EXPENSES

Prepaid expenses consisted of the a $200 prepayment to the transfer agent for February 2011 services and the remaining balance of a $10,000 agreement signed October 22, 2010 with the transfer agent for a period of one year.  The total amount of prepaid expenses was $7,700 and $0 as of January 31, 2011 and 2010, respectively.

16 | Page

GLOBAL GSM SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2011

NOTE 4 – ACCRUED EXPENSES

Accrued expenses at January 31, 2011 and 2010 consisted of amounts owed to the Company’s outside independent auditors for services rendered for periods reported on in these financial statements.

NOTE 5 – DUE TO RELATED PARTY

An officer loaned $840 to the Company on March 5, 2008.  The amount is due on demand, non-interest bearing and unsecured. The officer loaned an additional $3,000 to the Company during the year ended January 31, 2011. The loans are also due on demand, non-interest bearing and unsecured.

The total due to the officer was $3,840 and $840 as of January 31, 2011 and 2010, respectively.

NOTE 6 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share.

On January 19, 2010, the Company issued 6,000,000 shares of its common stock at $0.001 per share for total cash proceeds of $6,000.

On October 28, 2010, the Company issued 1,350,000 shares of its common stock at $0.02 per share to total cash proceeds of $27,000.

Total shares outstanding as of January 31, 2011 and 2010 were 7,350,000 and 6,000,000, respectively.

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

NOTE 8 – INCOME TAXES

As of January 31, 2011, the Company had net operating loss carry forwards of approximately $26,000 that may be available to reduce future years’ taxable income in varying amounts through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following at January 31, 2011 and 2010:

	2011	2010
Federal income tax attributable to:
Current Operations	$ 6,837	$ 1,666
Less: valuation allowance	(6,837)	(1,666)
Net provision for Federal income taxes	$ 0	$ 0

17 | Page

GLOBAL GSM SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JANUARY 31, 2011

NOTE 8 – INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of January 31, 2011 and 2010:

	2011	2010
Deferred tax asset attributable to:
Net operating loss carryover	$ 8,789	$ 1,952
Less: valuation allowance	(8,789)	(1,952)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $26,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to January 31, 2011 to March 18, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

18 | Page

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Company management, including our chief executive officer and chief financial officer, have evaluated our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that the information we are required to disclose in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 promulgated under the Exchange Act that occurred during the last fiscal quarter of the fiscal year ended January  31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Management is aware that there is a lack of segregation of duties at our company due to the limited number of employees dealing with general administrative and financial matters.  At this time management believes that, given the individuals involved and the control procedures in place, the risks associated with such lack of segregation are insignificant, and that the potential benefits of adding additional employees to segregate duties more clearly do not justify the associated added expense.  Management will continue to evaluate this segregation of duties.  In addition, management is aware that many of our currently existing internal controls are undocumented.  Our management will be working to document such internal controls over the coming year.

Item 9B. Other Information

None.

19 | Page

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS AND EXECUTIVE OFFICERS

 The name, address  and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Gennady Fedosov	42	President, Principal Executive Officer, Secretary,
204 West Spear Street		Treasurer, Principal Financial Officer, Principal
Carson City, NV 89703		Accounting Officer and member of the Board of
		Directors

Anna Ivashenko	26	Member of the Board of Directors
204 West Spear Street
Carson City, NV 89703

Biographical Information and Background of officer and director

Gennady Fedosov  has acted as our Officer and Director since our incorporation on March 5, 2008.  Prior to our inception, and currently, Gennady Fedosov has been a director for a Ukrainian company, GEO. GEO is involved in manufacturing and selling amusement machines and parts to various companies in the world located in US, Canada, Mexico, Brazil, Europe, and other countries. Gennady has been a director of GEO since 2004 and is responsible for managing the company's day to day operations. Gennady Fedosov has not been a member of the board of directors of any other corporations during the last five years.  He intends to devote approximately 30% of his business time to our affairs.

Anna Ivashenko has acted as a member of our board of directors since December 28, 2009. Ms. Ivashenko graduated from Tashkent Institute of Architecture and Construction, Architecture Department with Bachelor’s degree in Design in July 2005. From April 2006 to May 2007 she worked as a designer-florist in a flower shop. Since June 2007 she has been self-employed and involved in design in media, advertisement and web-design. From October 2009 she works as a President of Pixel+, Inc., a Florida company providing service in media, advertisement and web-design. Ms. Ivashenko intends to devote approximately 10% of her business time to our affairs.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

20 | Page

SIGNIFICANT EMPLOYEES

Other than our directors, we do not expect any other individuals to make a significant contribution to our business.

FAMILY RELATIONSHIPS

None.

Item 11. Executive Compensation

 The following table sets forth the compensation paid by us for the last three fiscal years ending January 31, 2011 for each or our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Gennady Fedosov President	2009	0	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0	0

Anna
Ivashenko	2010	0	0	0	0	0	0	0	0
Director	2011	0	0	0	0	0	0	0	0

We have no employment agreements with any of our director and sole officer. We do not contemplate entering into any employment agreements until such time as we begin profitable operations. Mr. Fedosov will not be compensated after the offering and prior to profitable operations. There is no assurance that we will ever generate revenues from our operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

21 | Page

Employment Agreements

None.

Report on Repricing of Options

None.

CHANGE OF CONTROL

As of January 31, 2011, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides certain information regarding the ownership of our common stock, as of January 31, 2011 and as of the date of the filing of this annual report by:

•	each of our executive officers;
•	each director;
•	each person known to us to own more than 5% of our outstanding common stock; and
•	all of our executive officers and directors and as a group.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage

Gennady Fedosov 204 West Spear Street Carson City, NV 89703	Common Shares	4,000,000	54.42%
Anna Ivashenko 204 West Spear Street Carson City, NV 89703	Common Shares	2,000,000	27.21%
All Officers and Directors as a Group	Common Shares	6,000,000	81.63%

The percent of class is based on 7,350,000 shares of common stock issued and outstanding as of the date of this annual report.

22 | Page

Item 13. Certain Relationships and Related Transactions

During the year ended January 31, 2011, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services

During  fiscal year ended January 31, 2011, we incurred  approximately  $6,400  in fees to our principal independent accountants for professional services rendered in connection  with the audit of our financial statements for the fiscal year ended January 31, 2010  and for the reviews of our financial  statements  for the quarters ended April 30, 2010, and July 31, 2010.

Item 15. Exhibits

The following exhibits are filed as part of this Annual Report.

Exhibits:

23.1  Silberstein Ungar, PLLC

31.1  Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley  Act

31.2    Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act

32.1    Certification   of  Chief   Executive   Officer  and  Chief Financial Officer Under Section 1350 as   Adopted Pursuant  Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL GSM SOLUTIONS, INC.
Dated: March 25, 2011	By: /s/ Gennady Fedosov
Gennady Fedosov, President and Chief Executive Officer and Chief Financial Officer

23 | Page