Form 10-Q
period 2011-04-30
GLOBAL GSM SOLUTIONS
filed 2011-06-13
CIK 1485156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to Commission File Number 333-165929

GLOBAL GSM SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0642269
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

204 West Spear Street, Carson City, Nevada	89703
(Address of principal executive offices)	(Zip Code)

(775) 636-6986
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

     [ ] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]		Accelerated filer [ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act

[X] YES [ ] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

7,350,000 common shares issued and outstanding as of June 13, 2011.

GLOBAL GSM SOLUTIONS, INC.

Form 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

GLOBAL GSM SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

April 30, 2011

GLOBAL GSM SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (UNAUDITED)
APRIL 30, 2011 and JANUARY 31, 2011

	April 30,	January 31,
	2011	2011
ASSETS
Current assets
Cash and cash equivalents	$972	$8,042
Prepaid expenses	5,000	7,700

TOTAL ASSETS	$5,972	$15,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued expenses	$1,000	$4,750
Due to related party	0	3,840
Total Liabilities	1,000	8,590

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized, 7,350,000
shares issued and outstanding	7,350	7,350
Paid in capital	29,490	25,650
Deficit accumulated during the development stage	(31,868)	(25,848)
Total Stockholders’ Equity	4,972	7,152

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,972	$15,742

See accompanying notes to financial statements.

GLOBAL GSM SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 30, 2011 AND 2010
FOR THE PERIOD FROM MARCH 5, 2008 (INCEPTION) TO APRIL 30, 2011

			Period from
			March 5,
	Three	Three	2008
	Months	Months	(Inception)
	Ended April	Ended April	to April 30,
	30, 2011	30, 2010	2011

REVENUES	$0	$0	$0

OPERATING EXPENSES
Incorporation costs	0	0	840
Professional fees	1,000	261	20,170
Transfer agent expense	2,700	0	6,780
General and administrative	2,320	0	4,078
TOTAL OPERATING EXPENSES	6,020	261	31,868

NET LOSS BEFORE INCOME TAXES	(6,020)	(261)	(31,868)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(6,020)	$(261)	$(31,868)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	7,350,000	6,000,000

See accompanying notes to financial statements.

GLOBAL GSM SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE PERIOD FROM MARCH 5, 2008 (INCEPTION) TO APRIL 30, 2011

				Deficit
				accumulated
			Additional paid	during the
	Common stock		in	development
	Shares	Amount	capital	stage	Total
Inception, March 5, 2008	-	$-	$-	$-	$-
Net loss for the period from March 5, 2008 (inception) to January 31, 2009	-	-	-	(840)	(840)
Balance, January 31, 2009	-	-	-	(840)	(840)
Shares issued at $0.001 per share for cash	6,000,000	6,000	-	-	6,000
Net loss for the fiscal year ended January 31, 2010	-	-	-	(4,900)	(4,900)
Balance, January 31, 2010	6,000,000	6,000	-	(5,740)	260
Shares issued at $0.02 per share for cash	1,350,000	1,350	25,650	-	27,000
Net loss for the fiscal year ended January 31, 2011	-	-	-	(20,108)	(20,108)
Balance, January 31, 2011	7,350,000	7,350	25,650	(25,848)	7,152
Forgiveness of related party debt	-	-	3,840	-	3,840
Net loss for the period ended April 30, 2011	-	-	-	(6,020)	(6,020)
Balance, April 30, 2011	7,350,000	$7,350	$29,490	$(31,868)	$4,972

See accompanying notes to financial statements.

GLOBAL GSM SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED APRIL 30, 2011 AND 2010
FOR THE PERIOD FROM MARCH 5, 2008 (INCEPTION) TO APRIL 30, 2011

	Three	Three	Period from
	Months	Months	March 5, 2008
	Ended April	Ended April	(Inception) to
	30, 2011	30, 2010	April 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(6,020)	$(261)	$(31,868)
Change in non-cash working capital items:
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	2,700	0	(5,000)
Increase (decrease) in accrued expenses	(3,750)	(3,875)	1,000
CASH FLOWS USED IN OPERATING ACTIVITIES	(7,070)	(4,136)	(35,868)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loan	0	0	3,840
Proceeds from sale of common stock	0	0	33,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	0	0	36,840

NET INCREASE (DECREASE) IN CASH	(7,070)	(4,136)	972
Cash, beginning of period	8,042	6,000	0
Cash, end of period	$972	$1,864	$972

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

GLOBAL GSM SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2011

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

Accounting Basis
The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Cash and Cash Equivalents
For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At April 30, 2011 the Company's bank deposit did not exceed the insured amounts.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, prepaid and accrued expenses, and loans payable to a related party. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

GLOBAL GSM SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2011

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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 as of April 30, 2011.

Dividends
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2011.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). To date, the Company has not adopted a stock option plan and has not granted any stock options. As of April 30, 2011, the Company has not issued any stock-based payments to its employees.

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

GLOBAL GSM SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2011

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $31,868 as of April 30, 2011and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

NOTE 3 – DUE TO RELATED PARTY

An officer loaned $840 to the Company on March 5, 2008 and an additional $3,000 during the year ended January 31, 2011. These amounts are due on demand, non-interest bearing and unsecured. During the period ended April 30, 2011, the party forgave the debt in full, which recorded as an increase to additional paid in capital.

NOTE 4 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share.

On January 19, 2010, the Company issued 6,000,000 shares of its common stock at $0.001 per share for total proceeds of $6,000.

During the year ended January 31, 2011, the Company issued 1,350,000 shares of its common stock at $0.02 per share for total proceeds of $27,000.

Total shares outstanding as of April 30, 2011were 7,350,000.

GLOBAL GSM SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2011

NOTE 5 – INCOME TAXES

As of April 30, 2011, the Company had net operating loss carry forwards of approximately $31,868 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for the Federal income tax consists of the following:

	April 30,	April 30,
	2011	2010
Federal income tax attributable to:
Current Operations	$2,047	$89
Less: valuation allowance	(2,047)	(89)
Net provision for Corporation income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

April 30,
2011
Deferred tax asset attributable to:
Net operating loss carryover	$10,835
Less: valuation allowance	(10,835)
Net deferred tax asset	$0

NOTE 6 – COMMITMENTS

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

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events from April 30, 2011 to May 31, 2011, the date these financial statements were issued, and has determined it does not have any material subsequent events to disclose.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Unless otherwise specified in this quarterly report, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to shares of our common stock.

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Global GSM Solutions, Inc., unless otherwise indicated.

Results of Operations

Our financial statements have been prepared assuming that we will continue as a going concern and accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended April 30, 2011 Compared to the Three Month Period Ended April 30, 2010 and the Period from Inception (March 5, 2008) to April 30, 2011.

						Period from
		Three months		Three months		March 5, 2008
		ended		ended		(Inception) to
		April 30, 2011		April 30, 2010		April 30, 2011
Revenue	$	Nil	$	Nil	$	Nil
Operating Expenses		$6,020		$261		$31,868
Net Income (Loss)		$(6,020)		$(261)		$(31,868)

Our net loss for the three month period ended April 30, 2011 was $6,020 compared to a net loss of $261 for the period ended April 30, 2010 and $31,868 during the period from inception (March 5, 2008) to April 30, 2011. During the three month period ended April 30, 2011, we did not generate any revenue.

					Period from
		Three months		Three months	March 5, 2008
		ended		ended	(Inception) to
		April 30, 2011		April 30, 2010	April 30, 2011
Incorporation costs	$	Nil	$	Nil	$840
Professional fees		$1,000		$261	$20,170
Transfer agent expense		$2,700	$	Nil	$6,780
General and administrative		$2,320	$	Nil	$4,078
Net Income (Loss)		$(6,020)		$(261)	$(31,868)

During the three month period ended April 30, 2011, we incurred operating expenses of $6,020 compared to $261 for the period ended April 30, 2010 and $31,868 incurred during the period from inception (March 5, 2008) to April 30, 2011. The increase in our operating expenses was primarily due to increased professional and transfer agent fees and general and administrative expenses.

Liquidity and Capital Resources

Working Capital

	As at	As at
	April 30,	January 31,
	2011	2011
Current Assets	$5,972	$15,742
Current Liabilities	$1,000	$8,590
Working Capital	$4,972	$7,152

Cash Flows

		Three months		Three months
		Ended		Ended
		April 30,		April 30,
		2011		2010
Net cash used in operations		$(7,070)		$(4,136)
Net cash used in investing activities	$	Nil	$	Nil
Net cash provided by financing activities	$	Nil	$	Nil
Increase (decrease) in cash		$(7,070)		$(4,136)

As at April 30, 2011, our current assets were $5,972 compared to $15,742 in current assets as at January 31, 2011. As at the three month period ended April 30, 2011, current assets were comprised of $972 in cash and $5,000 in prepaid expenses. As at April 30, 2011, our current liabilities were $1,000 compared to $8,590 current liabilities as at January 31, 2011. Current liabilities were comprised of $1,000 in accrued expenses.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended April 30, 2011, net cash flows used in operating activities was $7,070 consisting of a net loss of $6,020 and an increase in accrued expenses of $3,750. Net cash flows used in operating activities was $35,868 for the period from March 5, 2008 (inception) to April 30, 2011.

Cash Flows from Investing Activities

For the three month period ended April 30, 2011, we did not generate any cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended April 30, 2011, we did not generate any cash flows from investing activities.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Going Concern

The independent auditors' report accompanying our January 31, 2011 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Fair Value of Financial Instruments

Our company’s financial instruments consist of cash and cash equivalents, prepaid and accrued expenses, and loans payable to a related party. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing our company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
No.

(3)	(i) Articles; (ii) By-laws

3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on April 7, 2010).

3.2	By-Laws (Incorporated by reference to our Registration Statement on Form S-1 filed on April 7, 2010).

(10)	Material Contracts

10.1	Product Manufacture and Supply Agreement dated February 25, 2010 between our company and XTEK (Incorporated by reference to our Registration Statement on Form S-1 filed on April 7, 2010).

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

(32)	Section 1350 Certifications

32.1*	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer.

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL GSM SOLUTIONS, INC.

Date: June 13, 2011	/s/ Geoffrey Dart
GEOFFREY DART
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)