Form 10-Q
period 2011-07-31
GLOBAL GSM SOLUTIONS
filed 2011-09-13
CIK 1485156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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
[X] YES    [   ] NO

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
7,350,000 common shares issued and outstanding as of September 9, 2011.

GLOBAL GSM SOLUTIONS, INC.

Form 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

GLOBAL GSM SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

July 31, 2011

Balance Sheets (Unaudited) as of July 31, 2011 and January 31, 2011	F-1

Statements of Operations (Unaudited) for the three months and six months ended July 31, 2011 and 2010 and the period from March 5, 2008 (Date of Inception) to July 31, 2011	F-2

Statement of Stockholders’ Equity (Deficit) (Unaudited) as of July 31, 2011	F-3

Statements of Cash Flows (Unaudited) for the six months ended July 31, 2011 and 2010 and the period from March 5, 2008 (Date of Inception) to July 31, 2011	F-4

Notes to the Financial Statements	F-5 - F-8

GLOBAL GSM SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (UNAUDITED)
JULY 31, 2011 and JANUARY 31, 2011

	July 31,	January 31,
	2011	2011
ASSETS
Current assets
Cash and cash equivalents	$972	$8,042
Prepaid expenses	2,500	7,700

TOTAL ASSETS	$3,472	$15,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accrued expenses	$2,571	$4,750
Due to related party	0	3,840
Total Liabilities	2,571	8,590

Stockholders’ Equity
Common stock, $0.001 par value, 75,000,000 shares authorized, 7,350,000 shares issued and outstanding	7,350	7,350
Paid in capital	29,490	25,650
Deficit accumulated during the development stage	(35,939)	(25,848)
Total Stockholders’ Equity	901	7,152

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,472	$15,742

See accompanying notes to financial statements.

GLOBAL GSM SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2011 AND 2010
FOR THE PERIOD FROM MARCH 5, 2008 (INCEPTION) TO JULY 31, 2011

					Period from
		Three			March 5,
	Three Months	Months	Six Months	Six Months	2008
	Ended July 31,	Ended July	Ended July	Ended July	(Inception) to
	2011	31, 2010	31, 2011	31, 2010	July 31, 2011

REVENUES	$0	$0	$0	$0	$0

OPERATING EXPENSES
Incorporation costs	0	0	0	0	840
Professional fees	1,571	2,225	2,571	2,486	21,741
Transfer agent expense	2,500	0	5,200	0	9,280
General and administrative	0	0	2,320	0	4,078
TOTAL OPERATING EXPENSES	4,071	2,225	10,091	2,486	35,939

NET LOSS BEFORE INCOME TAXES	(4,071)	(2,225)	(10,091)	(2,486)	(35,939)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$(4,071)	$(2,225)	$(10,091)	$(2,486)	$(35,939)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	7,350,000	6,000,000	7,350,000	6,000,000

See accompanying notes to financial statements.

GLOBAL GSM SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)
FOR THE PERIOD FROM MARCH 5, 2008 (INCEPTION) TO JULY 31, 2011

				Deficit
				accumulated
			Additional paid	during the
	Common stock		in	development
	Shares	Amount	capital	stage	Total
Inception, March 5, 2008	-	$-	$-	$-	$-
Net loss for the period from March 5, 2008 (inception) to January 31, 2009	-	-	-	(840)	(840)
Balance, January 31, 2009	-	-	-	(840)	(840)
Shares issued at $0.001 per share for cash	6,000,000	6,000	-	-	6,000
Net loss for the fiscal year ended January 31, 2010	-	-	-	(4,900)	(4,900)
Balance, January 31, 2010	6,000,000	6,000	-	(5,740)	260
Shares issued at $0.02 per share for cash	1,350,000	1,350	25,650	-	27,000
Net loss for the fiscal year ended January 31, 2011	-	-	-	(20,108)	(20,108)
Balance, January 31, 2011	7,350,000	7,350	25,650	(25,848)	7,152
Forgiveness of related party debt	-	-	3,840	-	3,840
Net loss for the period ended July 31, 2011	-	-	-	(10,091)	(10,091)
Balance, July 31, 2011	7,350,000	$7,350	$29,490	$(35,939)	$901

See accompanying notes to financial statements.

GLOBAL GSM SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JULY 31, 2011 AND 2010
FOR THE PERIOD FROM MARCH 5, 2008 (INCEPTION) TO JULY 31, 2011

			Period from
	Six Months	Six Months	March 5, 2008
	Ended July	Ended July	(Inception) to
	31, 2011	31, 2010	July 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(10,091)	$(2,486)	$(35,939)
Change in non-cash working capital items:
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	5,200	0	(2,500)
Increase (decrease) in accrued expenses	(2,179)	(3,875)	2,571
CASH FLOWS USED IN OPERATING ACTIVITIES	(7,070)	(6,361)	(35,868)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party loan	0	0	3,840
Proceeds from sale of common stock	0	0	33,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	0	0	36,840

NET INCREASE (DECREASE) IN CASH	(7,070)	(6,361)	972
Cash, beginning of period	8,042	6,000	0
Cash, end of period	$972	$139	$972

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

GLOBAL GSM SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JULY 31, 2011

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

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At July 31, 2011 the Company's bank deposit did not exceed the insured amounts.

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
JULY 31, 2011

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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 as of July 31, 2011 and July 31, 2010.

Dividends
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2011.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). To date, the Company has not adopted a stock option plan and has not granted any stock options. As of July 31, 2011, the Company has not issued any stock-based payments to its employees.

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
JULY 31, 2011

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $35,939 as of July 31, 2011and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

NOTE 3 – DUE TO RELATED PARTY

An officer loaned $840 to the Company on March 5, 2008 and an additional $3,000 during the year ended January 31, 2011. These amounts are due on demand, non-interest bearing and unsecured. During the period ended July 31, 2011, the party forgave the debt in full, which recorded as an increase to additional paid in capital.

NOTE 4 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share.

On January 19, 2010, the Company issued 6,000,000 shares of its common stock at $0.001 per share for total proceeds of $6,000.

For the period from August 27, 2010, to November 1, 2010 the Company issued 1,350,000 shares of its common stock at $0.02 per share for total proceeds of $27,000.

Total shares outstanding as of July 31, 2011 were 7,350,000.

GLOBAL GSM SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JULY 31, 2011

NOTE 5 – INCOME TAXES

As of July 31, 2011, the Company had net operating loss carry forwards of approximately $35,950 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for the Federal income tax consists of the following:

	July 31,	July 31,
	2011	2010
Federal income tax attributable to:
Current Operations	$3,431	$845
Less: valuation allowance	(3,431)	(845)
Net provision for Corporation income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

July 31,
2011
Deferred tax asset attributable to:
Net operating loss carryover	$12,225
Less: valuation allowance	(12,225)
Net deferred tax asset	$0

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

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events from July 31, 2011 to August 15, 2011, the date these financial statements were issued, and has determined it does not have any material subsequent events to disclose.

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

General Overview

Global GSM Solutions Inc. was incorporated in the State of Nevada as a for-profit company on March 5, 2008 and established a fiscal year end of January 31. We do not have revenues, have minimal assets and have incurred losses since inception. We are a development-stage company formed to develop, manufacture, and distribute our product and services to the gaming and vending industry that allows remote monitoring of amusement and vending devices. Our product is intended to improve security, productivity, and profitability of devices such as arcade games, toy dispensing machines, redemption games and vending machines. To date, we have had limited operations. We have developed our business plan, and executed contract with XTEK, where we engage XTEK as an independent contractor for the specific purpose of developing a specialized Website and manufacture and supply GSM Devices for us.

GSM Device

GSM (Global System for Mobile Communications) is the most popular standard for mobile telephony systems in the world. Our GSM device is a hybrid of a wireless GSM modem and a proprietary electronic device capable of communicating and interpreting data coming from amusement or vending machine to the modem. The GSM device commutates to the vending/amusement machine, analyses the received data and communicates it to the GSM modem part of the device. The GSM modem, using existing wireless networks (the same networks that any cellular phone uses to transmit data), sends interpreted data in set intervals to the central server (website), where it is displayed in a form of useful information and charts (revenues, service interruptions, top earners, inventory remaining, service call alerts).

Contracts

We executed a product manufacture and supply agreement on February 25, 2010, with XTEK, a software/hardware developer, having a principal office in name Kusocinskiego 3 Street 87-100 Torun, Poland. According to the agreement, XTEK has agreed to develop a specialized website and manufacture and supply us with GSM devices. Such GSM devices will be capable to gather and transmit reading of data generated by amusement, vending and other types of devices. The website will be able to receive data from the GSM devices, sort it, analyze it and create reports. Website user will be able to securely log into the website and monitor the data. User will also be able to receive pre-determined alerts via email and SMS. XTEK will develop, and test the website as well as manufacture and supply the products under the terms and conditions contained in the agreement.

Expenditures over the next 12 months are expected to exceed the sum of our cash on hand. We plan to commence activities to raise the funds required for the development program. There is no any assurance that we will be able to raise sufficient funds to proceed with any work or activities of the development program. We plan to raise additional funding for development by way of a private debt or equity financing, but have not commenced any activities to raise such funds and have no current plans on how to raise such funds.

Management does not plan to hire additional employees at this time. Our president and director will be responsible for the initial product sourcing. We intend to hire sales representatives initially on a commission only basis to keep administrative overhead to a minimum.

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

Three Month and Six Month Periods Ended July 31, 2011 Compared to the Three and Six Month Periods Ended July 31, 2010 and the Period from Inception (March 5, 2008) to July 31, 2011.

										Period from
		Three months		Three months		Six months		Six months		March 5, 2008
		ended		ended		ended		ended		(Inception) to
		July 31, 2011		July 31, 2010		July 31, 2011		July 31, 2010		July 31, 2011
Revenue	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Operating Expenses		$4,071		$2,225		$10,091		$2,486		$35,939
Net Income (Loss)		$(4,071)		$(2,225)		$(10,091)		$(2,486)		$(35,939)

Our net loss for the three month period ended July 31, 2011 was $4,071 compared to a net loss of $2,225 for the period ended July 31, 2010 and our net loss for the six month period ended July 31, 2011 was $10,091 compared to a net loss of $2,486 for the period ended July 31, 2010 and $35,939 during the period from inception (March 5, 2008) to July 31, 2011. During the three and six month periods ended July 31, 2011, we did not generate any revenue.

									Period from
		Three months		Three months		Six months		Six months	March 5, 2008
		ended		ended		ended		ended	(Inception) to
		July 31, 2011		July 31, 2010		July 31, 2011		July 31, 2010	July 31, 2011
Incorporation costs	$	Nil	$	Nil	$	Nil	$	Nil	$84
Professional fees		$1,571		$2,225		$2,572		$2,486	$21,741
Transfer agent expense		$2,500	$	Nil		$5,200	$	Nil	$9,280
General and administrative	$	Nil	$	Nil		$2,320	$	Nil	$4,078
Net Income (Loss)		$(4,071)		$(2,225)		$(10,091)		$(2,486)	$(35,939)

During the three month period ended July 31, 2011, we incurred operating expenses of $4,071 compared to $2,225 for the three month period ended July 31, 2010 and during the six month period ended July 31, 2011, we incurred operating expenses of $10,091 compared to $2,486 for the six month period ended July 31, 2010 and $35,939 incurred during the period from inception (March 5, 2008) to July 31, 2011. The increase in our operating expenses was primarily due to increased transfer agent expenses.

Liquidity and Capital Resources

Working Capital

	As at	As at
	July 31,	January 31,
	2011	2011
Current Assets	$3,472	$15,742
Current Liabilities	$2,571	$8,590
Working Capital	$901	$7,152

Cash Flows

		Six months		Six months		Period from
		Ended		Ended		March 5, 2008
		July 31,		July 31,		(Inception) to
		2011		2010		July 31, 2011
Net cash used in operations		$(7,070)		$(6,361)		$(36,868)
Net cash used in investing activities	$	Nil	$	Nil	$	Nil
Net cash provided by financing activities	$	Nil	$	Nil		$36,840
Increase (decrease) in cash		$972		$139		$972

As at July 31, 2011, our current assets were $3,472 compared to $15,742 in current assets as at January 31, 2011. As at the six month period ended July 31, 2011, current assets were comprised of $972 in cash and $2,500 in prepaid expenses. As at July 31, 2011, our current liabilities were $2,571 compared to $8,590 current liabilities as at January 31, 2011. Current liabilities were comprised of $2,571 in accrued expenses.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended July 31, 2011, net cash flows used in operating activities was $7,070 consisting of a net loss of $10,091, a decrease in prepaid expenses of $5,200 and a decrease in accrued expenses of $2,179. Net cash flows used in operating activities was $35,868 for the period from March 5, 2008 (inception) to July 31, 2011.

Cash Flows from Investing Activities

For the six month period ended July 31, 2011, we did not generate any cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended July 31, 2011, net cash flows from financing activities was $Nil. For the period from inception (March 5, 2008) to July 31, 2011, net cash provided by financing activities was $36,840 received mainly from the sale of our securities as well as related party loans.

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

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, our company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Our company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At July 31, 2011 our company's bank deposit did not exceed the insured amounts.

Fair Value of Financial Instruments

Our company’s financial instruments consist of cash and cash equivalents, accrued expenses and loans payable to a related party. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Advertising Costs

Our company’s policy regarding advertising is to expense advertising when incurred. Our company incurred advertising expense of $0 as of July 31, 2011and July 31, 2010.

Dividends

Our company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing our company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2011.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). To date, our company has not adopted a stock option plan and has not granted any stock options. As of July 31, 2011, our company has not issued any stock-based payments to its employees.

Revenue Recognition

Our company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended July 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

GLOBAL GSM SOLUTIONS, INC.

Date: September 13, 2011	/s/ Geoffrey Dart
Geoffrey Dart
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)