Form 10-Q
period 2011-10-31
GLOBAL GSM SOLUTIONS
filed 2011-12-01
CIK 1485156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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
7,350,000 common shares issued and outstanding as of November 30, 2011.

GLOBAL GSM SOLUTIONS, INC.

Form 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

GLOBAL GSM SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

October 31, 2011

Balance Sheet (Unaudited) as of October 31, 2011 and January 31, 2011	F-1

Statements of Operations (Unaudited) for the three months and nine months ended October 31, 2011 and 2010 and the period from March 5, 2008 (Date of Inception) to October 31, 2011	F-1

Statement of Stockholders’ Equity (Deficit) (Unaudited) as of October 31, 2011	F-3

Statement of Cash Flows (Unaudited) for the nine months ended October 31, 2011 and 2010 and the period from March 5, 2008 (Date of Inception) to October 31, 2011	F-4

Notes to the Financial Statements	F-5 – F-8

GLOBAL GSM SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (UNAUDITED)
OCTOBER 31, 2011 and JANUARY 31, 2011

	October 31,	January 31,
	2011	2011
ASSETS
Current assets
Cash and cash equivalents	$0	$8,042
Prepaid expenses	0	7,700

TOTAL ASSETS	$0	$15,742

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued expenses	$6,704	$4,750
Due to related party	0	3,840
Total Liabilities	6,704	8,590

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized, 7,350,000 shares issued and outstanding	7,350	7,350
Paid in capital	29,490	25,650
Deficit accumulated during the development stage	(43,544)	(25,848)
Total Stockholders’ Equity (Deficit)	(6,704)	7,152

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$0	$15,742

See accompanying notes to financial statements.

GLOBAL GSM SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2011 AND 2010
FOR THE PERIOD FROM MARCH 5, 2008 (INCEPTION) TO OCTOBER 31, 2011

					Period from
	Three	Three	Nine	Nine	March 5,
	Months	Months	Months	Months	2008
	Ended	Ended	Ended	Ended	(Inception) to
	October 31,	October 31,	October 31,	October 31,	October 31,
	2011	2010	2011	2010	2011

REVENUES	$0	$0	$0	$0	$0

OPERATING EXPENSES
Incorporation costs	0	0	0	0	840
Professional fees	1,716	3,831	4,287	6,317	23,457
Transfer agent expense	4,916	0	10,116	0	14,196
General and administrative	973	0	3,293	0	5,051
TOTAL OPERATING EXPENSES	7,605	3,831	17,696	6,317	43,544

NET LOSS BEFORE INCOME TAXES	(7,605)	(3,831)	(17,696)	(6,317)	(43,544)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$(7,605)	$(3,831)	$(17,696)	$(6,317)	$(43,544)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	7,350,000	6,614,456	7,350,000	6,207,070

See accompanying notes to financial statements.

GLOBAL GSM SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
FOR THE PERIOD FROM MARCH 5, 2008 (INCEPTION) TO OCTOBER 31, 2011

				Deficit
				accumulated
			Additional paid	during the
	Common stock		in	development
	Shares	Amount	capital	stage	Total
Inception, March 5, 2008	-	$-	$-	$-	$-
Net loss for the period from March 5, 2008 (inception) to January 31, 2009	-	-	-	(840)	(840)
Balance, January 31, 2009	-	-	-	(840)	(840)
Shares issued at $0.001 per share for cash	6,000,000	6,000	-	-	6,000
Net loss for the fiscal year ended January 31, 2010	-	-	-	(4,900)	(4,900)
Balance, January 31, 2010	6,000,000	6,000	-	(5,740)	260
Shares issued at $0.02 per share for cash	1,350,000	1,350	25,650	-	27,000
Net loss for the fiscal year ended January 31, 2011	-	-	-	(20,108)	(20,108)
Balance, January 31, 2011	7,350,000	7,350	25,650	(25,848)	7,152
Forgiveness of related party debt	-	-	3,840	-	3,840
Net loss for the period ended October 31, 2011	-	-	-	(17,696)	(17,696)
Balance, October 31, 2011	7,350,000	$7,350	$29,490	$(43,544)	$(6,704)

See accompanying notes to financial statements.

GLOBAL GSM SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED OCTOBER 31, 2011 AND 2010
FOR THE PERIOD FROM MARCH 5, 2008 (INCEPTION) TO OCTOBER 31, 2011

			Period from
	Nine Months	Nine Months	March 5, 2008
	Ended	Ended	(Inception) to
	October 31,	October 31,	October 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(17,696)	$(6,317)	$(43,544)
Change in non-cash working capital items:
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	7,700	0	0
Increase (decrease) in accrued expenses	1,954	(3,875)	6,704
CASH FLOWS USED IN OPERATING ACTIVITIES	(8,042)	(10,192)	(36,840)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party loan	0	500	3,840
Proceeds from sale of common stock	0	25,000	33,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	0	25,500	36,840

NET INCREASE (DECREASE) IN CASH	(8,042)	15,308	0
Cash, beginning of period	8,042	6,000	0
Cash, end of period	$0	$21,308	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

GLOBAL GSM SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2011

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

The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At October 31, 2011 the Company's bank deposit did not exceed the insured amounts.

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
OCTOBER 31, 2011

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

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 as of October 31, 2011and October 31, 2010.

Dividends
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2011.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). To date, the Company has not adopted a stock option plan and has not granted any stock options. As of October 31, 2011, the Company has not issued any stock-based payments to its employees.

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

GLOBAL GSM SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2011

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $43,544 as of October 31, 2011and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

NOTE 3 – DUE TO RELATED PARTY

An officer loaned $840 to the Company on March 5, 2008 and an additional $3,000 during the year ended January 31, 2011. These amounts are due on demand, non-interest bearing and unsecured. During the period ended October 31, 2011, the party forgave the debt in full, which recorded as an increase to additional paid in capital.

NOTE 4 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share.

On January 19, 2010, the Company issued 6,000,000 shares of its common stock at $0.001 per share for total proceeds of $6,000.

For the period from August 27, 2010, to November 1, 2010 the Company issued 1,350,000 shares of its common stock at $0.02 per share for total proceeds of $27,000

Total shares outstanding as of October 31, 2011were 7,350,000.

GLOBAL GSM SOLUTIONS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2011

NOTE 5 – INCOME TAXES

As of October 31, 2011, the Company had net operating loss carry forwards of approximately $43,544 that may be available to reduce future years’ taxable income through 2031. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for the Federal income tax consists of the following:

	October 31,	October 31,
	2011	2010
Federal income tax attributable to:
Current Operations	$6,015	$2,150
Less: valuation allowance	(6,015)	(2,150)
Net provision for Corporation income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

October 31,
2011
Deferred tax asset attributable to:
Net operating loss carryover	$14,805
Less: valuation allowance	(14,805)
Net deferred tax asset	$0

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

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events from October 31, 2011 to November 28, 2011, the date these financial statements were issued, and has determined it does not have any material subsequent events to disclose.

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

Three Month and Nine Month Periods Ended October 31, 2011 Compared to the Three and Nine Month Periods Ended October 31, 2010 and the Period from Inception (March 5, 2008) to October 31, 2011.

										Period from
		Three months		Three months		Nine months		Nine months		March 5, 2008
		ended		ended		ended		ended		(Inception) to
		October 31,		October 31,		October 31,		October 31,		October 31,
		2011		2010		2011		2010		2011
Revenue	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Operating Expenses		$7,605		$3,831		$17,696		$6,317		$43,544
Net Income (Loss)		$(7,605)		$(3,831)		$(17,696)		$(6,317)		$(43,544)

Our net loss for the three month period ended October 31, 2011 was $7,605 compared to a net loss of $3,831 for the period ended October 31, 2010 and our net loss for the nine month period ended October 31, 2011 was $17,696 compared to a net loss of $6,317 for the period ended October 31, 2010 and $43,544 during the period from inception (March 5, 2008) to October 31, 2011. During the three and nine month periods ended October 31, 2011, we did not generate any revenue.

									Period from
		Three months		Three months		Nine months		Nine months	March 5, 2008
		ended		ended		ended		ended	(Inception) to
		October 31,		October 31,		October 31,		October 31,	October 31,
		2011		2010		2011		2010	2011
Incorporation costs	$	Nil	$	Nil	$	Nil	$	Nil	$84
Professional fees		$1,716		$3,831		$4,287		$6,317	$23,457
Transfer agent expense		$4,916	$	Nil		$10,116	$	Nil	$14,196
General and administrative		$973	$	Nil		$3,293	$	Nil	$5,051
Net Income (Loss)		$(7,605)		$(3,831)		$(17,696)		$(6,317)	$(43,544)

During the three month period ended October 31, 2011, we incurred operating expenses of $7,605 compared to $3,831 for the three month period ended October 31, 2010 and during the nine month period ended October 31, 2011, we incurred operating expenses of $17,696 compared to $6,317 for the nine month period ended October 31, 2010 and $43,544 incurred during the period from inception (March 5, 2008) to October 31, 2011. The increase in our operating expenses was primarily due to increased transfer agent expenses and general and administrative expenses.

Liquidity and Capital Resources

Working Capital

		As at	As at
		October 31,	January 31,
		2011	2011
Current Assets	$	Nil	$15,742
Current Liabilities		$6,704	$8,590
Working Capital		$6,704	$7,152

Cash Flows

		Nine months		Nine months		Period from
		Ended		Ended		March 5, 2008
		October 31,		October 31,		(Inception) to
		2011		2010		October 31, 2011
Net cash used in operations		$(8,042)		$(10,192)		$(36,840)
Net cash used in investing activities	$	Nil	$	Nil	$	Nil
Net cash provided by financing activities	$	Nil		$25,500		$36,840
Increase (decrease) in cash		$(8,042)		$15,308	$	Nil

As at October 31, 2011, our current assets were $Nil compared to $15,742 in current assets as at January 31, 2011. As at the nine month period ended October 31, 2011, we had no current assets. As at October 31, 2011, our current liabilities were $6,704 compared to $8,590 current liabilities as at January 31, 2011. Current liabilities were comprised of $6,704 in accrued expenses.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended October 31, 2011, net cash flows used in operating activities was $8,042 consisting of a net loss of $17,696, a decrease in prepaid expenses of $7,700 and an increase in accrued expenses of $1,954. Net cash flows used in operating activities was $36,840 for the period from March 5, 2008 (inception) to October 31, 2011.

Cash Flows from Investing Activities

For the nine month period ended October 31, 2011, we did not generate any cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended October 31, 2011, net cash flows from financing activities was $Nil. For the period from inception (March 5, 2008) to October 31, 2011, net cash provided by financing activities was $36,840 received mainly from the sale of our securities as well as related party loans.

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

Our company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At October 31, 2011 our company's bank deposit did not exceed the insured amounts.

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

Advertising Costs

Our company’s policy regarding advertising is to expense advertising when incurred. Our company incurred advertising expense of $0 as of October 31, 2011and October 31, 2010.

Dividends

Our company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing our company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2011.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R) (ASC 718). To date, our company has not adopted a stock option plan and has not granted any stock options. As of October 31, 2011, our company has not issued any stock-based payments to its employees.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description
No.

(3)	(i) Articles; (ii) By-laws

3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on April 7, 2010).

3.2	By-Laws (Incorporated by reference to our Registration Statement on Form S-1 filed on April 7, 2010).

(10)	Material Contracts

10.1	Product Manufacture and Supply Agreement dated February 25, 2010 between our company and XTEK (Incorporated by reference to our Registration Statement on Form S-1 filed on April 7, 2010).

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive officer, Principal Financial Officer and Principal Accounting Officer.

(32)	Section 1350 Certifications

32.1*	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive officer, Principal Financial Officer and Principal Accounting Officer.

101*	Interactive Data File (Form 10-Q for the quarterly period ended October 31, 2011 furnished in XBRL).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL GSM SOLUTIONS, INC.

Date: December 1, 2011	/s/ Geoffrey Dart
Geoffrey Dart
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)