Form 10-K
period 2012-01-31
Gold & Gemstone Mining Inc.
filed 2012-04-30
CIK 1485156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 333-165929

GOLD AND GEMSTONE MINING INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0642269
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

204 West Spear Street, Carson City, Nevada	98703
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 775.636.6986

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes[ ] No[ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes[ ] No[ x ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes[ x ] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes[ x ] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[ x ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 31, 2011 was $Nil. No market value has been computed based upon the fact that no active trading had been established on July 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
330,750,000 common shares as of April 30, 2012

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.	Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms "we", "us" and "our" mean Gold and GemStone Mining Inc. a Nevada corporation, unless otherwise indicated.

General Overview

We were incorporated in the State of Nevada as a for-profit company on March 5, 2008 and established a fiscal year end of January 31. We do not have revenues, have minimal assets and have incurred losses since inception. We are a development-stage company formed to develop, manufacture, and distribute our product and services to the gaming and vending industry that allows remote monitoring of amusement and vending devices. Our product is intended to improve security, productivity, and profitability of devices such as arcade games, toy dispensing machines, redemption games and vending machines. To date, we have had limited operations.

Our common stock was initially approved for quotation on the OTC Bulletin Board under the symbol “GGSM” on December 27, 2010. On April 24, 2012 the Nevada Secretary of State to change our name from Global GSM Solutions Inc. to Gold and GemStone Mining Inc. and to increase our authorized capital from 75,000,000 to 400,000,000 shares of common stock, par value of $0.001. These amendments became effective on April 30, 2012 upon approval from the Financial Industry Regulatory Authority (“FINRA”). Also effective April 30, 2012, our issued and outstanding shares of common stock increased from 7,350,000 to 330,750,000 shares of common stock, par value of $0.001, pursuant to a one old for 45 new forward split of our issued and outstanding shares of common stock. Our new CUSIP number is 380485102.

Other than as set out in this annual report, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

We are a development-stage company formed to develop, manufacture, and distribute our product and services of remote monitoring of amusement and vending devices to the gaming and vending industry. Our product is intended to improve security, productivity, and profitability of devices such as arcade games, toy dispensing machines, redemption games and vending machines. To date, we have had limited operations. We have developed our business plan, and executed a product manufacture and supply contract with XTEK, where we have engaged XTEK as an independent contractor for the specific purpose of developing a specialized Website and manufacturing and supplying GSM Devices for us. To this date, we have been unable to secure sufficient financing to develop our business as intended and our management may decide to change our business focus and seek out acquisitions of assets or operating businesses which would be beneficial to our shareholders.

Since inception we have not been able to fund our business of GSM Devices. Our management is currently evaluating other potential business opportunities that might be available to our company. Our management will begin analyzing various alternatives available to our company to ensure our survival and to preserve our shareholder's investment in our common shares.

Product

We have identified a business opportunity in the field of remote monitoring of amusement and vending devices. Unmonitored amusement devices such as arcade games, toy dispensing machines, redemption games and vending machines are located in metro and urban areas of most developed countries. These machines are placed in remote locations, sometimes hours away from an operating company’s office. These locations vary, but may be bars, night clubs, bowling alleys, pool halls, shopping malls, arcade rooms, family entertainment centers and others. At these locations equipment generates revenue by accepting coins, tokens or bills for either entertainment/game play or for food, drinks, cigarettes, novelty items, key chains, toys etc.

Machine malfunction is a common occurrence in the industry. Equipment breaks down, coin and bill acceptors may malfunction and get jammed, bills stackers or coin acceptor boxes may become either full or jammed. While the machine is out of order, revenues are lost, location staff, management and patrons are displeased (which affects an operator’s reputation and leads to potential loss of contracts). Frequent service calls are the only current solution to this problem, but it costs much as salaries, gas, wear and tear of vehicles etc sometimes cost more than the revenue generated by the equipment.

By modifying currently existing GSM technology and developing customized web-based platform, we plan to provide a remote monitoring service for amusement and vending operators to oversee their equipment remotely, using a simple web browser or a mobile phone. An operator will be able to connect our GSM device to any amusement or vending device and know instantly if a machine is out of service, needs support, needs vending products replenished, has not been operated of a number of hours, has a certain amount of money inside of it and thus either needs collection or does not need collection at this time. The benefits both in lesser lost revenue, less work force hours, lesser transportation expenses and better reputation outweigh a small monthly fee several fold, making this an excellent investment for any operator.

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

Contracts

We have executed a product manufacture and supply agreement on 25th day of February 2010, with XTEK, a software/hardware developer, in Poland. According to the agreement, XTEK has agreed to develop a specialized Website and manufacture and supply us with GSM Devices. Such GSM Devices will be capable of gathering and transmiting reading of data generated by amusement, vending and other types of devices. The website will be able to receive data from the GSM Devices, sort it, analyze it and create reports. Website users will be able to securely log into the website and monitor the data. Users will also be able to receive pre-determined alerts via email and SMS. XTEK will develop and test the Website as well as manufacture and supply the products under the terms and conditions contained in the agreement.

Research and Development

We have not spent any funds on research and development expenditures over the last two fiscal years. We anticipate that we will not incur any expenses on research and development over the next 12 months.

Employees

At present, we have no employees other than our officers and directors. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

Item 1A.	Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B.	Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.	Properties

Executive Offices

Our principal executive offices are located at 204 West Spear Street, Carson City, Nevada. We do not anticipate that we will require any additional premises in the foreseeable future.

Item 3.	Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is not traded on any exchange. Our common stock is quoted on the OTC Bulletin Board under the trading symbol “GGSM”. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company's operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

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

Our shares of common stock first traded on April 5, 2012.

Our common shares are issued in registered form. Island Stock Transfer., 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760 (Telephone: 727.289.0010; Facsimile: 727.289.0069) is the registrar and transfer agent for our common shares.

On April 30, 2012, the shareholders' list showed 15 registered shareholders and 330,750,000 common shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended January 31, 2012 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended January 31, 2012.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended January 31, 2012.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The discussions of results, causes and trends should not be construed to imply any conclusion that these results or trends will necessarily continue into the future.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations for our Years Ended January 31, 2012 and 2011

Our net loss and comprehensive loss for our year ended January 31, 2012, for our year ended January 31, 2011 and the changes between those periods for the respective items are summarized as follows:

	Year Ended January 31, 2012 $	Year Ended January 31, 2011 $	Change Between Year Ended January 31, 2012 and Year Ended January 31, 2011 $
Revenue	Nil	Nil	Nil
Incorporation costs	Nil	Nil	Nil
Professional fees	11,560	14,270	(2,710)
Transfer agent expense	12,319	4,080	8,239
General and administrative	4,422	1,758	2,664
Net loss for the period	(28,301)	(20,108)	8,193

General and Administrative

The increase in our general and administrative expenses as well as transfer agent fees for our year ended January 31, 2012 was due to an increase in costs for maintain our listing on the OTC Bulletin Board and applying for DTC eligibility.

Professional Fees

The decrease in professional fees for our year ended January 31, 2012 was due to a decrease amount of corporate activity.

Liquidity and Financial Condition

Working Capital

		As at
		January 31
		2012	2011
Current assets	$	Nil	$15,742
Current liabilities		17,309	8,590
Working capital		$(17,309)	$7,152

Cash Flows
	Year Ended
	January 31
	2012		2011
Cash flows from (used in) operating activities	$(18,478)		$(27,958)
Cash flows provided by (used in) investing activities	Nil	$	Nil
Cash flows provided by (used in) financing activities	10,436		$30,000
Net increase (decrease) in cash during period	$(8,042)		$2,042

Operating Activities

Net cash used in operating activities was $18,478 for our year ended January 31, 2012 compared with cash used in operating activities of $27,958 in the same period in 2011.

Investing Activities

Net cash provided by investing activities was $Nil for our year ended January 31, 2012 compared to net cash used in investing activities of $Nil in the same period in 2011.

Financing Activities

Net cash from financing activities was $10,436 for our year ended January 31, 2012 compared to $30,000 in the same period in 2011.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our company incurred a net loss of $28,301 for the year ended January 31, 2012 [2011 - $20,108] and at January 31, 2012 had a deficit accumulated of $54,149 [2011 – $25,848]. We have not generated revenue and we have an accumulated deficit and negative working capital of $17,309 as at January 31, 2012. Our company requires additional funds to maintain its existing operations and to acquire new business assets. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

These financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America and are expressed in United States dollars. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statement.

Basis of Presentation

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

Our company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting). Our company has adopted a January 31 fiscal year end.

Cash and Cash Equivalents

Our company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. Our company had $0 and $8,042 of cash as of January 31, 2012 and 2011, respectively.

Fair Value of Financial Instruments

Our company’s financial instruments consist of cash and cash equivalents, prepaid expenses, accrued expenses and amounts due to a related party. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing our company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2012.

Comprehensive Income

Our company has which established standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, our company would disclose this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. Our company has not had any significant transactions that are required to be reported in other comprehensive income.

Recent Accounting Pronouncements

Our company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our company’s results of operations, financial position or cash flow.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

GOLD AND GEMSTONE MINING INC.
(FORMERLY GLOBAL GSM SOLUTIONS, INC.)

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

JANUARY 31, 2012

GOLD AND GEMSTONE MINING INC.
(FORMERLY GLOBAL GSM SOLUTIONS, INC.)

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

JANUARY 31, 2012

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Gold and GemStone Mining Inc.
(Formerly Global GSM Solutions, Inc.)
Carson City, Nevada

We have audited the accompanying balance sheets of Gold and GemStone Mining Inc. (formerly Global GSM Solutions, Inc.) (the “Company”) as of January 31, 2012 and 2011 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the period from March 5, 2008 (Date of Inception) through January 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gold and GemStone Mining Inc. (formerly Global GSM Solutions, Inc.) as of January 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended and the period from March 5, 2008 (Date of Inception) through January 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit, has not yet received revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
April 26, 2012

GOLD AND GEMSTONE MINING INC.
(FORMERLY GLOBAL GSM SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF JANUARY 31, 2012 AND 2011

	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$0	$8,042
Prepaid expenses	0	7,700

TOTAL ASSETS	$0	$15,742

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued expenses	$6,873	$4,750
Due to related parties	10,436	3,840
Total Liabilities	17,309	8,590

Stockholders’ Equity (Deficit)
Common stock, $.0001 par value, 75,000,000 shares authorized,
7,350,000 shares issued and outstanding, respectively	7,350	7,350
Additional paid in capital	29,490	25,650
Deficit accumulated during the development stage	(54,149)	(25,848)
Total Stockholders’ Equity (Deficit)	(17,309)	7,152

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$0	$15,742

See accompanying notes to financial statements.

GOLD AND GEMSTONE MINING INC.
(FORMERLY GLOBAL GSM SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JANUARY 31, 2012 AND 2011
FOR THE PERIOD FROM MARCH 5, 2008 (INCEPTION) TO JANUARY 31, 2012

			Period from
			March 5, 2008
	Year ended	Year ended	(Inception) to
	January 31,	January 31,	January 31,
	2012	2011	2012

REVENUES	$0	$0	$0

OPERATING EXPENSES
Incorporation costs	0	0	840
Professional fees	11,560	14,270	30,730
Transfer agent expense	12,319	4,080	16,399
General and administrative	4,422	1,758	6,180
TOTAL OPERATING EXPENSES	28,301	20,108	54,149

NET LOSS BEFORE INCOME TAXES	(28,301)	(20,108)	(54,149)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(28,301)	$(20,108)	$(54,149)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	7,350,000	6,355,068

See accompanying notes to financial statements.

GOLD AND GEMSTONE MINING INC.
(FORMERLY GLOBAL GSM SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM MARCH 5, 2008 (INCEPTION) TO JANUARY 31, 2012

				Deficit
				accumulated
			Additional paid	during the
	Common stock		in	development
	Shares	Amount	capital	stage	Total
Inception, March 5, 2008	-	$-	$-	$-	$-

Net loss for the period from March 5, 2008 (inception) to January 31, 2009	-	-	-	(840)	(840)

Balance, January 31, 2009	-	-	-	(840)	(840)

Shares issued at $0.001 per share for cash	6,000,000	6,000	-	-	6,000

Net loss for the fiscal year ended January 31, 2010	-	-	-	(4,900)	(4,900)

Balance, January 31, 2010	6,000,000	6,000	-	(5,740)	260

Shares issued at $0.02 per share for cash	1,350,000	1,350	25,650	-	27,000

Net loss for the year ended January 31, 2011				(20,108)	(20,108)

Balance, January 31, 2011	7,350,000	7,350	25,650	(25,848)	7,152

Forgiveness of shareholder debt	-	-	3,840	-	3,840

Net loss for the year ended January 31, 2012	-	-	-	(28,301)	(28,301)

Balance, January 31, 2012	7,350,000	$7,350	$29,490	$(54,149)	$(17,309)

See accompanying notes to financial statements.

GOLD AND GEMSTONE MINING INC.
(FORMERLY GLOBAL GSM SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JANUARY 31, 2012 AND 2011
FOR THE PERIOD FROM MARCH 5, 2008 (INCEPTION) TO JANUARY 31, 2012

			Period from
			March 5,
			2008
	Year ended	Year ended	(Inception) to
	January 31,	January 31,	January 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(28,301)	$(20,108)	$(54,149)
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	7,700	(7,700)	0
Increase (decrease) in accrued expenses	2,123	(150)	6,873
Net Cash Used in Operating Activities	(18,478)	(27,958)	(47,276)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party loan	10,436	3,000	14,276
Proceeds from sale of common stock	0	27,000	33,000
Net Cash Provided by Financing Activities	10,436	30,000	47,276

NET INCREASE (DECREASE) IN CASH	(8,042)	2,042	0
Cash, beginning of period	8,042	6,000	0
Cash, end of period	$0	$8,042	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Forgiveness of shareholder debt	$3,840	$0	$3,840

See accompanying notes to financial statements.

GOLD AND GEMSTONE MINING INC.
(FORMERLY GLOBAL GSM SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business
Global GSM Solutions, Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on March 5, 2008. The Company was formed to develop, manufacture, and distribute products and services to the gaming and vending industry that allows remote monitoring of amusement and vending devices. Our product is intended to improve security, productivity, and profitability of devices such as arcade games, toy dispensing machines, redemption games and vending machines. On April 24, 2012, the Company amended its articles of incorporation to the change the name of the Company to Gold and GemStone Mining Inc.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 and $8,042 of cash as of January 31, 2012 and 2011, respectively.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, prepaid expenses, accrued expenses and amounts due to a related party. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

GOLD AND GEMSTONE MINING INC.
(FORMERLY GLOBAL GSM SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2012

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2012.

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

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $54,149 as of January 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

NOTE 3 – PREPAID EXPENSES

Prepaid expenses at January 31, 2011 consisted of the a $200 prepayment to the transfer agent for February 2011 services and the remaining balance of a $10,000 agreement signed October 22, 2010 with the transfer agent for a period of one year. The prepaid balances were expensed during the year ended January 31, 2012. The total amount of prepaid expenses was $0 and $7,700 as of January 31, 2012 and 2011, respectively.

GOLD AND GEMSTONE MINING INC.
(FORMERLY GLOBAL GSM SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2012

NOTE 4 – ACCRUED EXPENSES

Accrued expenses consisted of the following at January 31, 2012 and 2011:

	2012	2011
Audit fees	$4,200	$4,750
Accounting fees	525	0
Legal	768	0
Transfer agent	250	0
Promotion	1,130	0
	$6,873	$4,750

NOTE 5 – DUE TO RELATED PARTIES

An officer loaned $840 to the Company on March 5, 2008 and an additional $3,000 to the Company during the year ended January 31, 2011. The loans were due on demand, non-interest bearing and unsecured. The loans were forgiven during the year ended January 31, 2012 and recorded as contributed capital in accordance with ASC 470-50. The total due to the officer was $0 and $3,840 as of January 31, 2012 and 2011, respectively.

During the year ended January 31, 2012, a shareholder and officer paid for expenses totaling $10,436. The amount is unsecured, non-interest bearing and due on demand.

NOTE 6 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share.

On January 19, 2010, the Company issued 6,000,000 shares of its common stock at $0.001 per share for total cash proceeds of $6,000.

On October 28, 2010, the Company issued 1,350,000 shares of its common stock at $0.02 per share to total cash proceeds of $27,000.

Total shares of common stock outstanding as of January 31, 2012 and 2011 were 7,350,000.

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

GOLD AND GEMSTONE MINING INC.
(FORMERLY GLOBAL GSM SOLUTIONS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2012

NOTE 8 – INCOME TAXES

As of January 31, 2012, the Company had net operating loss carry forwards of approximately $54,000 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following at January 31, 2012 and 2011:

	2012	2011
Federal income tax benefit attributable to:
Current operations	$9,622	$6,837
Less: valuation allowance	(9,622)	(6,837)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of January 31, 2012 and 2011:

	2012	2011
Deferred tax asset attributable to:
Net operating loss carryover	$18,411	$8,789
Less: valuation allowance	(18,411)	(8,789)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $54,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – SUBSEQUENT EVENTS

On April 24, 2012, the Company filed a certificate of amendment to the Articles of Incorporation with the State of Nevada to change the name of the Company to Gold and GemStone Mining Inc. and to increase the authorized capital from 75,000,000 to 400,000,000 shares of $0.001 par value common stock.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to January 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of January 31, 2012, the end of the period covered by this annual report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer (our principal executive officer, principal financial officer and principal accounting officer), carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on the foregoing, our management concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of January 31, 2012, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

This annual report does not include an attestation report of our registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm due to temporary rules of the SEC that permit us to provide only the conclusions to management’s report in this annual report.

Changes in Internal Control

During the fiscal year ended January 31, 2012 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Geoffrey Dart	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	65	March 25, 2011

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Geoffrey Dart – President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Mr. Dart has been a merchant banker for the past 33 years. Mr. Dart has extensive international banking experience and has been involved in many mergers and acquisitions in the international marketplace, focusing on Asia, Europe and America. Since 1990 Mr. Dart has served as Chairman and director of Harrell Hospitality Group Inc., a hotel investment and management company. Based in Dallas, Texas this company specializes in the management and value enhancement of hotels. From 2006 to 2010, Mr. Dart was also the executive chairman of Hayward Tyler Ltd., which develops, manufactures, supplies and services high end pumps and motors for use in the oil & gas industry. Mr. Dart’s role with the company was to oversee its turn around, with special emphasis on China where the company has been established for over 25 years. From 1997 to 2010 Mr. Dart was also the executive chairman and director of First Merchant Capital Limited, a London based private boutique Merchant Bank, principally involved in merchant banking opportunities and property related activities.

We appointed Mr. Dart to our board of directors as well as our President and CEO, due to his experience in merchant banking and successful business ventures.

Significant Employees

There are no individuals other than our executive officers who make a significant contribution to our business.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended January 31, 2012. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended January 31, 2012 we did not have any standing committee of the board of directors.

Nomination Process

As of January 31, 2012, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

We do not currently have an audit committee, the duties of this committee are performed by our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2012, aside from quarterly review teleconferences, there were no meetings held by this committee. The business of the audit committee was conducted though these teleconferences and by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

Audit Committee Financial Expert

Our board of directors has determined that it does have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Item 11.	Executive Compensation

None of our directors or executive officers has received any compensation from our company in the last two fiscal years. Pursuant to Item 402(a)(5) of Regulation S-K, we have omitted the table and columns as no compensation has been awarded to, earned by, or paid to these individuals.

Option Exercises

During our Fiscal year ended January 31, 2012, there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 30, 2012, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Geoffrey Dart 204 West Spear Street Carson City, NV 89703	Nil Common Shares(2)	0%
Directors and Executive Officers as a Group(1)	Nil Common Shares	0%
Gennady Fedosov 204 West Spear Street Carson City, NV 89703	180,000,000 Common Shares	54.42%
Anna Ivashenko 253 172nd Street, Apt#209 Sunny Isles Beach, FL 33160	90,000,000 Common Shares	27.21%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 30, 2012. As of April 30, 2012, there were 330,750,000 shares of our company’s common stock issued and outstanding.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended January 31, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one (1) director, consisting of Geoffrey Dart. We have determined that we do not have an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

Our board of directors has determined that it does have a member of its audit committee who qualifies as an “audit committee financial expert” as defined in as defined in Item 407(d)(5)(ii) of Regulation S-K.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14.	Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2012 and for fiscal year ended January 31, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	January 31, 2012 $	January 31, 2011 $
Audit Fees	6,450	6,400
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	6,450	6,400

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our independent auditors are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of our entire board of directors)(Comment: Is this not Gary only?); or
  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit	Description
Number
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on April 7, 2010).
3.2	By-laws (incorporated by reference from our Registration Statement on Form S-1 filed on April 7, 2010).
3.3	Certificate of Amendment filed with the Nevada Secretary of State on April 24, 2012 (incorporated by reference from our Current Report on Form 8-K filed on April 30, 2012)
(10)	Material Contracts
10.1	Agreement dated February 25, 2010 by and between our company and XTEK (incorporated by reference from our Registration Statement on Form S-1 filed on April 7, 2010).
(31)	Section 302 Certifications
31.1*	Section 302 Certification.
(32)	Section 906 Certification
32.1*	Section 906 Certification.
(101)**	Interactive Data File (Form 10-K for the year ended January 31, 2012 furnished in XBRL).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

GOLD AND GEMSTONE MINING INC.
(Registrant)

Dated: April 30, 2012	/s/ Geoffrey Dart
Geoffrey Dart
President, Chief Executive Officer, Chief
Financial Officer, Secretary, Treasurer and
Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 30, 2012	/s/ Geoffrey Dart
Geoffrey Dart
President, Chief Executive Officer, Chief
Financial Officer, Secretary, Treasurer and
Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)