Form 10-Q
period 2012-04-30
Gold & Gemstone Mining Inc.
filed 2012-06-19
CIK 1485156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 000-54700

GOLD AND GEMSTONE MINING INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0642269
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2144 Whitekirk Way, Draper, Utah	84020
(Address of principal executive offices)	(Zip Code)

(801) 882-1179
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[   ] YES      [X] NO

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

330,750,000 common shares issued and outstanding as of June 18, 2012.

GOLD AND GEMSTONE MINING INC.

Form 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1.              Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

GOLD AND GEMSTONE MINING INC.
(FORMERLY GLOBAL GSM SOLUTIONS, INC.)

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

APRIL 30, 2012

GOLD AND GEMSTONE MINING INC.
(FORMERLY GLOBAL GSM SOLUTIONS, INC.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS (unaudited)
AS OF APRIL 30, 2012 AND JANUARY 31, 2012

	April 30,	January 31,
	2012	2012
ASSETS
Current assets
Cash and cash equivalents	$0	$0
Prepaid expenses	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued expenses	$14,877	$6,873
Due to related parties	24,233	10,436
Total Liabilities	39,110	17,309

Stockholders’ Equity (Deficit)
Common stock, $.0001 par value, 400,000,000 shares authorized, 330,750,000 shares issued and outstanding, respectively	7,350	7,350
Additional paid in capital	29,490	29,490
Deficit accumulated during the development stage	(75,950)	(54,149)
Total Stockholders’ Equity (Deficit)	(39,110)	(17,309)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$0	$0

See accompanying notes to financial statements.

GOLD AND GEMSTONE MINING INC.
(FORMERLY GLOBAL GSM SOLUTIONS, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS ENDED APRIL 30, 2012 AND 2011
FOR THE PERIOD FROM MARCH 5, 2008 (INCEPTION) TO APRIL 30, 2012

			Period from
	Three months	Three months	March 5, 2008
	ended April	ended April	(Inception) to
	30, 2012	30, 2011	April 30, 2012

REVENUES	$0	$0	$0

OPERATING EXPENSES
Incorporation costs	0	0	840
Professional fees	11,847	1,000	42,577
Consulting	7,000	0	7,000
Transfer agent expense	2,954	2,700	19,353
General and administrative	0	2,320	6,180
TOTAL OPERATING EXPENSES	21,801	6,020	75,950

NET LOSS BEFORE INCOME TAXES	(21,801)	(6,020)	(75,950)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(21,801)	$(6,020)	$(75,950)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	330,750,000	330,750,000

See accompanying notes to financial statements.

GOLD AND GEMSTONE MINING INC.
(FORMERLY GLOBAL GSM SOLUTIONS, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM MARCH 5, 2008 (INCEPTION) TO APRIL 30, 2012

				Deficit
				accumulated
			Additional paid	during the
	Common stock		in	exploration
	Shares	Amount	capital	stage	Total

Inception, March 5, 2008	-	$-	$-	$-	$-

Net loss for the period from March 5, 2008 (inception) to January 31, 2009	-	-	-	(840)	(840)

Balance, January 31, 2009	-	-	-	(840)	(840)

Shares issued at $0.001 per share for cash	6,000,000	6,000	-	-	6,000

Net loss for the fiscal year ended January 31, 2010	-	-	-	(4,900)	(4,900)

Balance, January 31, 2010	6,000,000	6,000	-	(5,740)	260

Shares issued at $0.02 per share for cash	1,350,000	1,350	25,650	-	27,000

Net loss for the year ended January 31, 2011				(20,108)	(20,108)

Balance, January 31, 2011	7,350,000	7,350	25,650	(25,848)	7,152

Adjustment due to 45:1 stock split	323,400,000	-	-	-	-

Forgiveness of shareholder debt	-	-	3,840	-	3,840

Net loss for the year ended January 31, 2012	-	-	-	(28,301)	(28,301)

Balance, January 31, 2012	330,750,000	7,350	29,490	(54,149)	(17,309)

Net loss for the period ended April 30, 2012	-	-	-	(21,801)	(21,801)

Balance, April 30, 2012	330,750,000	$7,350	$29,490	$(75,950)	$(39,110)

See accompanying notes to financial statements.

GOLD AND GEMSTONE MINING INC.
(FORMERLY GLOBAL GSM SOLUTIONS, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS APRIL 30, 2012 AND 2011
FOR THE PERIOD FROM MARCH 5, 2008 (INCEPTION) TO APRIL 30, 2012

			Period from
			March 5,
			2008
	Three months	Three months	(Inception) to
	ended April	ended April	April 30,
	30, 2012	30, 2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(21,801)	$(6,020)	$(75,950)
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	0	2,700	0
Increase (decrease) in accrued expenses	8,004	(3,750)	14,877
Net Cash Used in Operating Activities	(13,797)	(7,070)	(61,073)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party loan	13,797	0	28,073
Proceeds from sale of common stock	0	0	33,000
Net Cash Provided by Financing Activities	13,797	0	61,073

NET INCREASE (DECREASE) IN CASH	0	(7,070)	0
Cash, beginning of period	0	8,042	0
Cash, end of period	$0	$972	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Forgiveness of shareholder debt	$0	$0	$3,840

See accompanying notes to financial statements.

GOLD AND GEMSTONE MINING INC.
(FORMERLY GLOBAL GSM SOLUTIONS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business
Gold and GemStone Mining Inc. (formerly Global GSM Solutions, Inc.) (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on March 5, 2008.

On April 24, 2012, the Company amended its articles of incorporation to the change the name of the Company to Gold and GemStone Mining Inc. The Company's principal business is the acquisition and exploration of mineral resources.

Exploration Stage Company
The Company is an Exploration Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") 915, Development Stage Entities.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 of cash as of April 30, 2012 and January 31, 2012.

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
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2012

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2012.

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

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $75,950 as of April 30, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

GOLD AND GEMSTONE MINING INC.
(FORMERLY GLOBAL GSM SOLUTIONS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2012

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following at April 30, 2012 and January 31, 2012:

	April 30,	January 31,
	2012	2012
Audit fees	$0	$4,200
Accounting fees	2,550	525
Legal	8,338	768
Transfer agent	2,859	250
Promotion	1,130	1,130
	$14,877	$6,873

NOTE 4 – DUE TO RELATED PARTIES

An officer loaned $840 to the Company on March 5, 2008 and an additional $3,000 to the Company during the year ended January 31, 2011. The loans were due on demand, non-interest bearing and unsecured. The loans were forgiven during the year ended April 30, 2012 and recorded as contributed capital in accordance with ASC 470-50. The total due to the officer was $0 and $3,840 as of April 30, 2012 and January 31, 2012 respectively.

During the period ended April 30, 2012, a shareholder and officer paid for expenses totaling $13,797. The total amount due to this shareholder and officer at April 30, 2012 is $24,233. The amount is unsecured, non-interest bearing and due on demand.

NOTE 5 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share.

On January 19, 2010, the Company issued 6,000,000 shares of its common stock at $0.001 per share for total cash proceeds of $6,000.

On October 28, 2010, the Company issued 1,350,000 shares of its common stock at $0.02 per share to total cash proceeds of $27,000.

On April 24, 2012, the Company increased the authorized capital from 75,000,000 to 400,000,000 shares of $0.001 par value common stock and approved a 45:1 stock split. Shares outstanding have been restated to reflect the split as if it had occurred on February 1, 2011.

Total post-split shares of common stock outstanding as of April 30, 2012 and 2011 were 330,750,000.

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

GOLD AND GEMSTONE MINING INC.
(FORMERLY GLOBAL GSM SOLUTIONS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2012

NOTE 7 – INCOME TAXES

As of April 30, 2012, the Company had net operating loss carry forwards of approximately $75,800 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following at April 30, 2012 and 2011:

	2012	2011
Federal income tax benefit attributable to:
Current operations	$7,412	$2,047
Less: valuation allowance	(7,412)	(2,047)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of April 30, 2012 and January 31, 2012:

	April 30,	January 31,
	2012	2012
Deferred tax asset attributable to:
Net operating loss carryover	$25,823	$18,411
Less: valuation allowance	(25,823)	(18,411)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $75,800 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – SUBSEQUENT EVENTS

On May 4, 2012, the Company entered into a collaboration agreement (the “JV Agreement”) with Ridgeback Mining (Sierra Leone) Limited (“RMSL”) regarding a joint venture on three prospective diamond and gold properties in Sierra Leone (the “Properties”). Pursuant to the JV Agreement, the Company has initiated the incorporation of Gold and Gemstone Sierra Leone Limited, a Sierra Leone company (the “JV Company”). The shares capital of the JV Company is distributed equally between our company and the shareholders of RMSL, with our company holding fifty percent and profits will be distributed evenly as well. Pursuant to the terms of the JV Agreement, RMSL will transfer the Properties into JV Company and we will provide ongoing financing for all joint venture operations. Our investment into the JV Company is required to reach $1,500,000 per concession for an aggregate total of $4,500,000 within the first twelve months of operation. If we do not invest the required $1,500,000 per concession within the first twelve months, each concession for which the requirement was not fulfilled will be returned to the ownership of RMSL. In conjunction with the execution of the JV Agreement, on May 4, 2012 our company’s majority shareholders took a number of actions to reconfigure our capital structure. Our former directors and officers, Gennady Fedosov and Anna Ivashenko cancelled an aggregate of 180,000,000 shares of our common stock and transferred an additional 88,000,000 to incoming management.

GOLD AND GEMSTONE MINING INC.
(FORMERLY GLOBAL GSM SOLUTIONS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2012

NOTE 8 – SUBSEQUENT EVENTS (continued)

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to April 30, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” mean Gold and GemStone Mining Inc., unless otherwise indicated.

General Overview

We were incorporated in the State of Nevada as a for-profit company on March 5, 2008 and established a fiscal year end of January 31. We do not have revenues, have minimal assets and have incurred losses since inception. We are company formed to develop, manufacture, and distribute our product and services to the gaming and vending industry that allows remote monitoring of amusement and vending devices. Our product was intended to improve security, productivity, and profitability of devices such as arcade games, toy dispensing machines, redemption games and vending machines. We were not able to raise sufficient capital to carry out our business plan and our management changed our focus to acquiring operating assets or businesses. On May 4, 2012 we entered into a collaboration agreement (the “JV Agreement”) and changed our business to that of mineral exploration.

Our common stock was initially approved for quotation on the OTC Bulletin Board under the symbol “GGSM” on December 27, 2010. On April 24, 2012, we filed a Certificate of Amendment with the Nevada Secretary of State to change our name from Global GSM Solutions Inc. to Gold and GemStone Mining Inc. and to increase our authorized capital from 75,000,000 to 400,000,000 shares of common stock, par value of $0.001. These amendments became effective on April 30, 2012 upon approval from the Financial Industry Regulatory Authority (“FINRA”). Also effective April 30, 2012, our issued and outstanding shares of common stock increased from 7,350,000 to 330,750,000 shares of common stock, par value of $0.001, pursuant to a one (1) old for forty-five (45) new forward split of our issued and outstanding shares of common stock. Our CUSIP number is 380485102.

Other than as set out in this current report, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Business

On May 4, 2012, we entered into the JV Agreement with Ridgeback Mining (Sierra Leone) Limited (“RMSL”) regarding a joint venture on three prospective diamond and gold properties in Sierra Leone (the “Properties”). Pursuant to the JV Agreement, we have initiated the incorporation of Gold and Gemstone Sierra Leone Limited, a Sierra Leone company (the “JV Company”). The shares capital of the JV Company is distributed equally between our company and the shareholders of RMSL, with our company holding fifty percent and profits will be distributed evenly as well. Pursuant to the terms of the JV Agreement, RMSL will transfer the Properties into JV Company and we will provide ongoing financing for all joint venture operations. Our investment into the JV Company is required to reach $1,500,000 per concession for an aggregate total of $4,500,000 within the first twelve months of operation. If we do not invest the required $1,500,000 per concession within the first twelve months, each concession for which the requirement was not fulfilled will be returned to the ownership of RMSL.

In conjunction with the execution of the JV Agreement, on May 4, 2012 our company’s majority shareholders took a number of actions to reconfigure our capital structure. Our former directors and officers, Gennady Fedosov and Anna Ivashenko cancelled an aggregate of 180,000,000 shares of our common stock and transferred an additional 88,000,000 to incoming management. Subsequent to all cancellations and transfers, we had 150,750,000 shares issued and outstanding as of May 4, 2012.

On May 4, 2012, we entered into the JV Agreement with RMSL regarding a joint venture on the Properties. Originally RMSL had entered into letter agreements regarding concession rights to the Properties which are set to expire in October of 2012. One of the Properties is the Sandia Concession which was acquired from the Nimiyama Sewafe Chiefdom.

On May 18, 2012, RMSL entered into an extension agreement with the Nimiyama Sewafe Chiefdom to extend the Sandia Concession until May 18, 2013. Additionally, if RMSL, or the joint venture company created by us and RMSL, commences commercial mining operations on the Sandia Concession, the mining rights will extend for another five years.

Upon the execution of the JV Agreement, we have shifted our business focus to that of diamond exploration in Sierra Leone. The properties which are the subject of our joint venture with RMSL are currently in the exploration stage and no reserves have been proven. Through the joint venture arrangement, we will undertake exploration activity on the Properties, and will also make efforts to increase our own land holdings and assets in the gold and diamond exploration industry throughout Africa.

Pursuant to the JV Agreement with RMSL, we are required to finance each of the three claims subject to our joint venture with a minimum of $1,500,000 per claim, for an aggregate total of $4,500,000. If we fail to invest the required amount for any of the claims within 12 months, the claims will revert back to the sole ownership of RMSL. We do not currently have enough funds to meet our investment obligations for any of the claims.

We have little cash on hand, no financing arrangements and no lines of credit or other bank financing arrangements. There can be no assurance that we will be able to close any financing and if we do close any financings, there can be no assurance that they will be sufficient to meet our needs for the upcoming 12 months.

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

Three Month Period Ended April 30, 2012 Compared to the Three Month Period Ended April 30, 2011 and the Period from Inception (March 5, 2008) to April 30, 2012.

						Period from
		Three months		Three months		March 5, 2008
		ended		ended		(Inception) to
		April 30,		April 30,		April 30,
		2012		2011		2012
Revenue	$	Nil	$	Nil	$	Nil
Operating Expenses		$21,801		$6,020		$75,950
Net Income (Loss)		$(21,801)		$(6,020)		$(75,950)

Our net loss for the three month period ended April 30, 2012 was $21,801 compared to a net loss of $6,020 for the period ended April 30, 2011 and $75,950 during the period from inception (March 5, 2008) to April 30, 2012. During the three month period ended April 30, 2012, we did not generate any revenue.

					Period from
		Three months		Three months	March 5, 2008
		ended		ended	(Inception) to
		April 30,		April 30,	April 30,
		2012		2011	2012
Incorporation costs	$	Nil	$	Nil	$840
Professional fees		$11,847		$1,000	$42,577
Consulting fees		$7,000	$	Nil	$7,000
Transfer agent expense		$2,954		$2,700	$19,353
General and administrative	$	Nil		$2,320	$6,180

During the three month period ended April 30, 2012, we incurred operating expenses of $21,801 compared to $6,020 for the three month period ended April 30, 2011 and $75,950 incurred during the period from inception (March 5, 2008) to April 30, 2012. The increase in our operating expenses was primarily due to increased professional fees, consulting fees and transfer agent expenses.

Liquidity and Capital Resources

Working Capital

		As at		As at
		April 30,		January 31,
		2012		2012
Current Assets	$	Nil	$	Nil
Current Liabilities		$39,110		$17,309
Working Capital (Deficit)		$(39,110)		$(17,309)

Cash Flows

						Period from
		Three months		Three months		March 5, 2008
		Ended		Ended		(Inception) to
		April 30,		April 30,		April 30,
		2012		2011		2012
Net cash used in operations		$13,797		$(7,070)		$61,073
Net cash used in investing activities	$	Nil	$	Nil	$	Nil
Net cash provided by financing activities		$13,797	$	Nil		$61,073
Increase (decrease) in cash	$	Nil		$(7,070)	$	Nil

As at April 30, 2012, our current assets were $Nil compared to $Nil in current assets as at January 31, 2012. As at April 30, 2012, our current liabilities were $39,110 compared to $17,309 current liabilities as at January 31, 2012. Current liabilities at April 30, 2012 were comprised of $14,877 in accrued expenses and $24,233 due to related parties.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended April 30, 2012, net cash flows used in operating activities was $13,797 consisting of a net loss of $21,801, a decrease in prepaid expenses of $Nil and an increase in accrued expenses of $8,004. Net cash flows used in operating activities was $61,073 for the period from March 5, 2008 (inception) to April 30, 2012.

Cash Flows from Investing Activities

For the three month period ended April 30, 2012, we did not generate any cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended April 30, 2012, net cash flows from financing activities was $13,797. For the period from inception (March 5, 2008) to April 30, 2012, net cash provided by financing activities was $61,073 received mainly from the sale of our securities as well as related party loans.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Going Concern

The independent auditors' report accompanying our January 31, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Exploration Stage Company

Our company is an Exploration Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") 915, Development Stage Entities.

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

Cash and Cash Equivalents

Our company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. Our company had $0 of cash as of April 30, 2012 and January 31, 2012.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing our company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2012.

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

Changes in Internal Control over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.              Defaults Upon Senior Securities

None.

Item 4.              Mine Safety Disclosures

Not applicable.

Item 5.              Other Information

On May 4, 2012, we accepted the resignation from Geoffrey Dart as our sole director and officer and accepted the consents to act of Charmaine King, Timothy Cocker and Tom Tucker. Ms. King has been appointed as president, chief executive officer, chief financial officer, secretary, treasurer and a director of our company. Mr. Cocker has been appointed as our chief marketing officer and as a member of our board of directors, and Mr. Tucker has been appointed as our vice president of African mining operations as well as a member of our board of directors.

Item 6.              Exhibits

Exhibit	Description
No.

(3)	(i) Articles; (ii) By-laws

3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on April 7, 2010).

3.2	By-Laws (Incorporated by reference to our Registration Statement on Form S-1 filed on April 7, 2010).

3.3	Certificate of Amendment filed with the Nevada Secretary of State on April 24, 2012 (incorporated by reference from our Current Report on Form 8-K filed on April 30, 2012)

(10)	Material Contracts

10.1	Collaboration Agreement between our company and Ridgeback Mining (Sierra Leone) Limited dated May 4, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2012)

10.2

Letter Agreement between Ridgeback Mining (Sierra Leone) Limited and the Nimiyama Sewafe Chiefdom with respect to the Nimiyama concession (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2012)

10.3

Letter Agreement between Ridgeback Mining (Sierra Leone) Limited and the Nimikoro Chiefdom with respect to the Nimikoro concession (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2012)

10.4

Letter Agreement between Ridgeback Mining (Sierra Leone) Limited and the Sandoh Chiefdom with respect to the Sandoh concession (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2012)

10.5

Extension Agreement between Ridgeback Mining (Sierra Leone) Limited and the Nimiyama Sewafe Chiefdom with respect to the Nimiyama concession (incorporated by reference to our Current Report on Form 8-K filed on May 25, 2012)

10.6

Extension Agreement between Ridgeback Mining (Sierra Leone) Limited and the Nimikoro Chiefdom with respect to the Nyamundu concession (incorporated by reference to our Current Report on Form 8-K filed on May 30, 2012)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications

32.1*	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101*	Interactive Data File (Form 10-Q for the quarterly period ended October 31, 2011 furnished in XBRL).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

GOLD AND GEMSTONE MINING INC.

Date: June 18, 2012	/s/ Charmaine King
Charmaine King
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)