Form 10-Q/A
period 2012-04-30
Gold & Gemstone Mining Inc.
filed 2012-07-20
CIK 1485156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

150,750,000 common shares issued and outstanding as of June 18, 2012.

Explanatory Note

Our company is filing this Form 10-Q/A for the period ended April 30, 2012 to amend the company’s issued and outstanding shares as at June 18, 2012. This amended report does not reflect events occurring after the filing of the Form 10-Q on June 19, 2012, nor does it modify or update those disclosures presented therein, expect with regard to the modifications described in this Explanatory Note. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Form 10-Q have been re-executed and re-filed as of the date of this amended report and are included as exhibits hereto.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD AND GEMSTONE MINING INC.

Date: July 19, 2012	/s/ Charmaine King
Charmaine King
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)