Form 10-Q
period 2012-07-31
Gold & Gemstone Mining Inc.
filed 2012-09-20
CIK 1485156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ____________

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
150,750,000 common shares issued and outstanding as of September 19, 2012.

GOLD AND GEMSTONE MINING INC.

Form 10-Q

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

GOLD AND GEMSTONE MINING INC.
(FORMERLY GLOBAL GSM SOLUTIONS, INC.)

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

JULY 31, 2012

GOLD AND GEMSTONE MINING INC.
(FORMERLY GLOBAL GSM SOLUTIONS, INC.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS (unaudited)
AS OF JULY 31, 2012 AND JANUARY 31, 2012

	July 31,	January 31,
	2012	2012
ASSETS
Current assets
Cash and cash equivalents	$0	$0
Prepaid expenses	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued expenses	$53,410	$6,873
Accrued interest	21	0
Due to related parties	25,733	10,436
Convertible loan payable	8,855	0
Total Liabilities	88,019	17,309

Stockholders’ Equity (Deficit)
Common stock, $.001 par value, 400,000,000 shares authorized, 242,750,000 (January 31, 2012-7,350,000 shares issued and outstanding, respectively )	5,395	7,350
Additional paid in capital	31,445	29,490
Deficit accumulated during the development stage	(124,859)	(54,149)
Total Stockholders’ Equity (Deficit)	(88,019)	(17,309)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$0	$0

See accompanying notes to financial statements.

GOLD AND GEMSTONE MINING INC.
(FORMERLY GLOBAL GSM SOLUTIONS, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2012 AND 2011
FOR THE PERIOD FROM MARCH 5, 2008 (INCEPTION) TO JULY 31, 2012

						Period from
						March 5,
	Three	Three				2008
	months	months	Six months	Six months		(Inception)
	ended July	ended July	ended July	ended July		to July 31,
	31, 2012	31, 2011	31, 2012	31, 2011		2012

					$
REVENUES	$0	$0	$0	$0		0

OPERATING EXPENSES
Incorporation costs	0	0	0	0		840
Professional fees	15,033	1,571	26,880	2,571		57,610
Consulting	30,000	0	37,000	0		37,000
Transfer agent expense	3,855	2,500	6,809	5,200		23,208
General and administrative	21	0	21	2,320		6,201
TOTAL OPERATING EXPENSES	48,909	4,071	70,710	10,091		124,859

NET LOSS BEFORE INCOME TAXES	(48,909)	(4,071)	(70,710)	(10,091)		(124,859)

PROVISION FOR INCOME TAXES	0	0	0	0		0

NET LOSS	$(48,909)	$(4,071)	$(70,710)	$(10,091)		$(124,859)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED (as adjusted for 45:1 stock split)	242,750,000	330,750,000	286,750,00	330,750,00

See accompanying notes to financial statements.

GOLD AND GEMSTONE MINING INC.
(FORMERLY GLOBAL GSM SOLUTIONS, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)
FOR THE PERIOD FROM MARCH 5, 2008 (INCEPTION) TO JULY 31, 2012

				Deficit
				accumulated
			Additional paid	during the
	Common stock		in	exploration
	Shares	Amount	capital	stage	Total

Inception, March 5, 2008	-	$-	$-	$-	$-

Net loss for the period from March 5, 2008 (inception) to January 31, 2009	-	-	-	(840)	(840)

Balance, January 31, 2009	-	-	-	(840)	(840)

Shares issued at $0.001 per share for cash	6,000,000	6,000	-	-	6,000

Net loss for the fiscal year ended January 31, 2010	-	-	-	(4,900)	(4,900)

Balance, January 31, 2010	6,000,000	6,000	-	(5,740)	260

Shares issued at $0.02 per share for cash	1,350,000	1,350	25,650	-	27,000

Net loss for the year ended January 31, 2011				(20,108)	(20,108)

Balance, January 31, 2011	7,350,000	7,350	25,650	(25,848)	7,152

Forgiveness of shareholder debt	-	-	3,840	-	3,840

Net loss for the year ended January 31, 2012	-	-	-	(28,301)	(28,301)

Balance, January 31, 2012	7,350,000	7,350	29,490	(54,149)	(17,309)
Share split 45:1	323,400,000	-	-	-	-
Shares returned for voluntary cancellation	(88,000,000)	(1,955)	1,955	-	-
Net loss for the period ended July 31, 2012	-	-	-	(70,710)	(70,710)

Balance, July 31, 2012	242,750,000	$5,395	$31,445	$(124,859)	$(88,019)

See accompanying notes to financial statements.

GOLD AND GEMSTONE MINING INC.
(FORMERLY GLOBAL GSM SOLUTIONS, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE SIX MONTHS JULY 31, 2012 AND 2011
FOR THE PERIOD FROM MARCH 5, 2008 (INCEPTION) TO JULY 31, 2012

			Period from
			March 5,
	Six months	Six months	2008
	ended July 31,	ended July 31,	(Inception) to
	2012	2011	July 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(70,710)	$(10,091)	$(124,859)
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	0	5,200	0
Increase (decrease) in accrued expenses	46,558	(2,179)	53,431
Net Cash Used in Operating Activities	(24,152)	(7,070)	(71,428)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party loan	15,297	0	29,573
Proceeds from convertible loan	8,855		8,855
Proceeds from sale of common stock	0	0	33,000
Net Cash Provided by Financing Activities	24,152	0	71,428

NET INCREASE (DECREASE) IN CASH	0	(7,070)	0
Cash, beginning of period	0	8,042	0
Cash, end of period	$0	$972	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Forgiveness of shareholder debt	$0	$0	$3,840

See accompanying notes to financial statements.

GOLD AND GEMSTONE MINING INC.
(FORMERLY GLOBAL GSM SOLUTIONS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JULY 31, 2012

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 of cash as of July 31, 2012 and January 31, 2012.

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
JULY 31, 2012

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Weighted average shares outstanding have been retroactively adjusted to reflect the 45:1 stock split that took place on May 4, 2012. There are no such common stock equivalents outstanding as of July 31, 2012.

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

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $124,859 as of July 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

GOLD AND GEMSTONE MINING INC.
(FORMERLY GLOBAL GSM SOLUTIONS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JULY 31, 2012

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following at July 31, 2012 and January 31, 2012:

		January 31,
	July 31, 2012	2012
Audit fees	$0	$4,200
Accounting fees	2,550	525
Legal	16,871	768
Consulting	30,000	0
Transfer agent	2,859	250
Promotion	1,130	1,130
	$53,410	$6,873

NOTE 4 – DUE TO RELATED PARTIES

An officer loaned $840 to the Company on March 5, 2008 and an additional $3,000 to the Company during the year ended January 31, 2011. The loans were due on demand, non-interest bearing and unsecured. The loans were forgiven during the year ended July 31, 2012 and recorded as contributed capital in accordance with ASC 470-50. The total due to the officer was $0 and $3,840 as of July 31, 2012 and January 31, 2012 respectively.

During the period ended July 31, 2012, a shareholder and officer paid for expenses totaling $15,297. The total amount due to this shareholder and officer at July 31, 2012 is $25,733. The amount is unsecured, non-interest bearing and due on demand.

NOTE 5 – CONVERTIBLE LOAN PAYABLE

The convertible promissory note payable bears interest at 8% and is due July 18, 2013. The loan can be converted into common shares of the company at fair market value, determined as the share price at the last private offering or the 30 day average of the Common Stock.

NOTE 6 – COMMON STOCK

The Company originally had 75,000,000 common shares authorized with a par value of $ 0.001 per share.

On January 19, 2010, the Company issued 6,000,000 shares of its common stock at $0.001 per share for total cash proceeds of $6,000.

On October 28, 2010, the Company issued 1,350,000 shares of its common stock at $0.02 per share to total cash proceeds of $27,000.

On April 24, 2012, the Company increased the authorized capital from 75,000,000 to 400,000,000 shares of $0.001 par value common stock. On May 4, 2012, the Company effected a 45:1 share split. At the same time, 180,000,000 shares of common stock were returned for voluntary cancellation.

Total shares of common stock outstanding as of July 31, 2012 and January 31, 201 were 242,750,000 and 7,350,000.

GOLD AND GEMSTONE MINING INC.
(FORMERLY GLOBAL GSM SOLUTIONS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JULY 31, 2012

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

NOTE 8 – INCOME TAXES

As of July 31, 2012, the Company had net operating loss carry forwards of approximately $124,860 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the six months ended July 31, 2012 and 2011:

	2012	2011
Federal income tax benefit attributable to:
Current operations	$24,041	$3,431
Less: valuation allowance	(24,041)	(3,431)
Net provision for Federal income taxes	$0	$0

GOLD AND GEMSTONE MINING INC.
(FORMERLY GLOBAL GSM SOLUTIONS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JULY 31, 2012

NOTE 8 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of July 31, 2012 and January 31, 2012:

	July 31,	January 31,
	2012	2012
Deferred tax asset attributable to:
Net operating loss carryover	$42,452	$18,411
Less: valuation allowance	(42,452)	(18,411)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $124,860 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to July 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

General Overview

We were incorporated in the State of Nevada as a for-profit company on March 5, 2008 under the name Global GSM Solutions Inc. We established a fiscal year end of January 31. We do not have revenues, have minimal assets and have incurred losses since inception. Our company was originally formed to develop, manufacture, and distribute our product and services to the gaming and vending industry that allows remote monitoring of amusement and vending devices. Our product was intended to improve security, productivity, and profitability of devices such as arcade games, toy dispensing machines, redemption games and vending machines. We were not able to raise sufficient capital to carry out our business plan and our management changed our focus to acquiring operating assets or businesses. On May 4, 2012 we entered into a collaboration agreement (the “JV Agreement”) and changed our business to that of mineral exploration.

Our common stock was initially approved for quotation on the OTC Bulletin Board under the symbol “GGSM” on December 27, 2010. On April 24, 2012, we filed a Certificate of Amendment with the Nevada Secretary of State to change our name from Global GSM Solutions Inc. to Gold and GemStone Mining Inc. and to increase our authorized capital from 75,000,000 to 400,000,000 shares of common stock, par value of $0.001. These amendments became effective on April 30, 2012 upon approval from the Financial Industry Regulatory Authority (“FINRA”). Also effective April 30, 2012, our issued and outstanding shares of common stock increased from 7,350,000 to 330,750,000 shares of common stock, par value of $0.001, pursuant to a 1 old for 45 new forward split of our issued and outstanding shares of common stock. Our CUSIP number is 380485102.

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

On May 4, 2012, we entered into the JV Agreement with RMSL regarding a joint venture on the Properties. Originally RMSL had entered into letter agreements regarding concession rights to the Properties which are set to expire in October of 2012. One of the Properties is the Sandia Concession which was acquired from the Nimiyama Sewafe Chiefdom. Another of the Properties is the Nyamundu Concession which was acquired from the Nimikoro Chiefdom.

On May 18, 2012, RMSL entered into an extension agreement with the Nimiyama Sewafe Chiefdom to extend the Sandia Concession until May 18, 2013. Additionally, if RMSL, or the joint venture company created by us and RMSL, commences commercial mining operations on the Sandia Concession, the mining rights will extend for another five years.

On May 25, 2012, RMSL entered into an extension agreement with the Nimikoro Chiefdom to extend the Sandia Concession until May 25, 2013. Additionally, if RMSL, or the joint venture company created by us and RMSL, commences commercial mining operations on the Nyamundu Concession, the mining rights will extend for another five years.

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

Three and Six Month Periods Ended July 31, 2012 Compared to the Three and Six Month Periods Ended July 31, 2011 and the Period from Inception (March 5, 2008) to July 31, 2012.

										Period from
		Three months		Three months		Six months		Six months		March 5, 2008
		ended		ended		ended		ended		(Inception) to
		July 31,		July 31,		July 31,		July 31,		July 31,
		2012		2011		2012		2011		2012
Revenue	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Operating Expenses		$48,909		$4,071		$70,710		$10,091		$124,859
Net Income (Loss)		$(48,909)		$(4,071)		$(70,710)		$(10,091)		$(124,859)

Our net loss for the three month period ended July 31, 2012 was $48,909 compared to a net loss of $4,071 for the three month period ended July 31, 2011. Our net loss for the six month period ended July 31, 2012 was $70,710 compared to a net loss of $10,091 for the six month period ended July 31, 2011. Our net loss was $124,859 during the period from inception (March 5, 2008) to July 31, 2012. During the six month period ended July 31, 2012, we did not generate any revenue.

							Period from
		Three months		Three months	Six months	Six months	March 5, 2008
		ended		ended	ended	ended	(Inception) to
		July 31,		July 31,	July 31,	July 31,	July 31,
		2012		2011	2012	2011	2012
Incorporation costs	$	Nil	$	Nil	Nil	Nil	$840
Professional fees		$15,033		$1,571	26,880	2,571	$57,610
Consulting fees		$30,000	$	Nil	37,000	Nil	$37,000
Transfer agent expense		$3,855		$2,500	6,809	5,200	$23,208
General and administrative		$21	$	Nil	21	2,320	$6,201

During the three month period ended July 31, 2012, we incurred operating expenses of $48,909 compared to $4,071 for the three month period ended July 31, 2011. During the six month period ended July 31, 2012, we incurred operating expenses of $70,710 compared to $10,091 for the six month period ended July 31, 2011. We incurred $124,859 incurred during the period from inception (March 5, 2008) to July 31, 2012. The increase in our operating expenses was primarily due to increases in professional fees, consulting fees and transfer agent expenses.

Liquidity and Capital Resources

Working Capital

		As at		As at
		July 31,		January 31,
		2012		2012
Current Assets	$	Nil	$	Nil
Current Liabilities		$88,019		$17,309
Working Capital (Deficit)		$(88,019)		$(17,309)

Cash Flows

						Period from
		Six months		Six months		March 5, 2008
		Ended		Ended		(Inception) to
		July 31,		July 31,		July 31,
		2012		2011		2012
Net cash used in operating activities		$(24,152)		$(7,070)		$(71,428)
Net cash used in investing activities	$	Nil	$	Nil	$	Nil
Net cash provided by financing activities		$24,152	$	Nil		$71,428
Increase (decrease) in cash	$	Nil		$(7,070)	$	Nil

As at July 31, 2012, our current assets were $Nil compared to $Nil in current assets as at January 31, 2012. As at July 31, 2012, our current liabilities were $88,019 compared to $17,309 current liabilities as at January 31, 2012. Current liabilities at July 31, 2012 were comprised of $53,410 in accrued expenses, $21 in accrued interest, $25,733 due to related parties and 8,855 in convertible loan payable.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended July 31, 2012, net cash flows used in operating activities was $24,152 consisting of a net loss of $70,710, a decrease in prepaid expenses of $5,200 and an increase in accrued expenses of $44,379. Net cash flows used in operating activities was $71,428 for the period from March 5, 2008 (inception) to July 31, 2012.

Cash Flows from Investing Activities

For the six month period ended July 31, 2012, we did not generate any cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended July 31, 2012, net cash flows from financing activities was $24,152. For the period from inception (March 5, 2008) to July 31, 2012, net cash provided by financing activities was $71,428 received mainly from related party loans and convertible loans.

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

Cash and Cash Equivalents

Our company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. Our company had $0 of cash as of July 31, 2012 and January 31, 2012.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing our company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. Weighted average shares outstanding have been retroactively adjusted to reflect the 45:1 stock split that took place on May 4, 2012. There are no such common stock equivalents outstanding as of July 31, 2012.

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

Exhibit	Description
No.

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

GOLD AND GEMSTONE MINING INC.

Date: September 19, 2012	/s/ Charmaine King
Charmaine King
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)