Form 10-Q
period 2012-10-31
Gold & Gemstone Mining Inc.
filed 2012-12-17
CIK 1485156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2012

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________

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
150,750,000 common shares issued and outstanding as of December 13, 2012.

GOLD AND GEMSTONE MINING INC.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

GOLD AND GEMSTONE MINING INC.
(FORMERLY GLOBAL GSM SOLUTIONS, INC.)

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

OCTOBER 31, 2012

GOLD AND GEMSTONE MINING INC.
(FORMERLY GLOBAL GSM SOLUTIONS, INC.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS (unaudited)
AS OF OCTOBER 31, 2012 AND JANUARY 31, 2012

	October 31,
	2012	January 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$25,000	$0
Prepaid expenses	0	0

TOTAL ASSETS	$25,000	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accrued expenses	$70,435	$6,873
Accrued interest	257	0
Due to related parties	25,733	10,436
Convertible loan payable	33,855	0
Total Liabilities	130,280	17,309

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 400,000,000 shares authorized, 150,750,000 (January 31, 2012-7,350,000 shares issued and outstanding, respectively )	5,395	7,350
Additional paid in capital	31,445	29,490
Deficit accumulated during the development stage	(142,120)	(54,149)
Total Stockholders’ Equity (Deficit)	(105,280)	(17,309)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$25,000	$0

See accompanying notes to financial statements.

GOLD AND GEMSTONE MINING INC.
(FORMERLY GLOBAL GSM SOLUTIONS, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2012 AND 2011
FOR THE PERIOD FROM MARCH 5, 2008 (INCEPTION) TO OCTOBER 31, 2012

					Period from
			Nine		March 5,
	Three months		months		2008
	ended	Three months	ended	Nine months	(Inception)
	October 31,	ended October	October	ended October	to October
	2012	31, 2011	31, 2012	31, 2011	31, 2012

REVENUES	$0	$0	$0	$0	$0

OPERATING EXPENSES
Incorporation costs	0	0	0	0	840
Professional fees	2,025	1,716	28,905	4,287	59,635
Consulting	15,000	0	52,000	0	52,000
Transfer agent expense	0	4,916	6,809	10,116	23,208
General and administrative	236	973	257	3,293	6,437

TOTAL OPERATING EXPENSES	17,261	7,605	87,971	17,696	142,120

NET LOSS BEFORE INCOME TAXES	(17,261)	(7,605)	(87,971)	(17,696)	(142,120)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$(17,261)	$(7,605)	$(87,971)	$(17,696)	$(142,120)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC AND DILUTED (as adjusted for 45:1 stock split)	150,750,000	330,750,000	210,750,000	330,750,00

See accompanying notes to financial statements.

GOLD AND GEMSTONE MINING INC.
(FORMERLY GLOBAL GSM SOLUTIONS, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)
FOR THE PERIOD FROM MARCH 5, 2008 (INCEPTION) TO OCTOBER 31, 2012

				Deficit accumulated
				during the
	Common stock		Additional paid in	exploration
	Shares	Amount	Capital	Stage	Total

Inception, March 5, 2008	-	$-	$-	$-	$-

Net loss for the period from March 5, 2008 (inception) to January 31, 2009	-	-	-	(840)	(840)

Balance, January 31, 2009	-	-	-	(840)	(840)

Shares issued at $0.001 per share for cash	6,000,000	6,000	-	-	6,000

Net loss for the fiscal year ended January 31, 2010	-	-	-	(4,900)	(4,900)

Balance, January 31, 2010	6,000,000	6,000	-	(5,740)	260

Shares issued at $0.02 per share for cash	1,350,000	1,350	25,650	-	27,000

Net loss for the year ended January 31, 2011				(20,108)	(20,108)

Balance, January 31, 2011	7,350,000	7,350	25,650	(25,848)	7,152

Forgiveness of shareholder debt	-	-	3,840	-	3,840

Net loss for the year ended January 31, 2012	-	-	-	(28,301)	(28,301)

Balance, January 31, 2012	7,350,000	7,350	29,490	(54,149)	(17,309)
Share split 45:1	323,400,000	-	-	-	0
Shares returned for voluntary cancellation	(180,000,000)	(1,955)	1,955	-	0
Net loss for the period ended October 31, 2012	-	-	-	(87,971)	(87,971)

Balance, October 31, 2012	150,750,000	$5,395	$31,445	$(142,120)	$(105,280)

See accompanying notes to financial statements.

GOLD AND GEMSTONE MINING INC.
(FORMERLY GLOBAL GSM SOLUTIONS, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS OCTOBER 31, 2012 AND 2011
FOR THE PERIOD FROM MARCH 5, 2008 (INCEPTION) TO OCTOBER 31, 2012

			Period from
			March 5, 2008
	Nine months	Nine months	(Inception) to
	ended October	ended October	October 31,
	31, 2012	31, 2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(87,971)	$(17,696)	$(142,120)
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	0	7,700	0
Increase (decrease) in accrued expenses	63,819	1,954	70,692
Net Cash Used in Operating Activities	(24,152)	(8,042)	(71,428)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from due to related party loan	15,297	0	29,573
Proceeds from convertible loan	33,855		33,855
Proceeds from sale of common stock	0	0	33,000
Net Cash Provided by Financing Activities	49,152	0	96,428

NET INCREASE (DECREASE) IN CASH	25,000	(8,042)	25,000
Cash, beginning of period	0	8,042	0
Cash, end of period	$25,000	$0	$25,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Forgiveness of shareholder debt	$0	$0	$3,840

See accompanying notes to financial statements.

GOLD AND GEMSTONE MINING INC.
(FORMERLY GLOBAL GSM SOLUTIONS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2012

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $25,000 and $0 of cash as of October 31, 2012 and January 31, 2012, respectively.

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
OCTOBER 31, 2012

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2012.

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

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $142,120 as of October 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

GOLD AND GEMSTONE MINING INC.
(FORMERLY GLOBAL GSM SOLUTIONS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2012

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following at October 31, 2012 and January 31, 2012:

	October 31,	January 31,
	2012	2012
Audit fees	$0	$4,200
Accounting fees	4,575	525
Legal	16,871	768
Consulting	45,000	0
Transfer agent	2,859	250
Promotion	1,130	1,130
	$70,435	$6,873

NOTE 4 – DUE TO RELATED PARTIES

An officer loaned $840 to the Company on March 5, 2008 and an additional $3,000 to the Company during the year ended January 31, 2011. The loans were due on demand, non-interest bearing and unsecured. The loans were forgiven during the year ended October 31, 2012 and recorded as contributed capital in accordance with ASC 470-50. The total due to the officer was $0 and $3,840 as of October 31, 2012 and January 31, 2012 respectively.

During the period ended October 31, 2012, a shareholder and officer paid for expenses totaling $15,297. The total amount due to this shareholder and officer at October 31, 2012 is $25,733. The amount is unsecured, non-interest bearing and due on demand.

NOTE 5 – CONVERTIBLE LOANS PAYABLE

The convertible promisors note payable in the amount of $ 8,855 bears interest at 8% and is due July 18, 2013. The loan can be converted into common shares of the company at fair market value, determined as the share price at the last private offering or the 30 day average of the Common Stock.

On October 31, 2012, the Company signed a promissory note payable in the amount of $ 25,000, bearing interest at 6% per annum due October 31, 2013. The loan can be converted into common shares of the company at fair market value, determined as the share price at the last private offering or the 30 day average of the Common stock.

NOTE 6 – COMMON STOCK

The Company has 400,000,000 common shares authorized with a par value of $ 0.001 per share.

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
OCTOBER 31, 2012

NOTE 6 – COMMON STOCK (continued)

On May 4, 2012, the Company effected a 45:1 share split. At the same time, 180,000,000 shares of common stock were returned for voluntary cancellation.

Total shares of common stock outstanding as of October 31, 2012 and 2011 were 150,750,000 and 7,350,000 respectively.

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

NOTE 8 – INCOME TAXES

As of October 31, 2012, the Company had net operating loss carry forwards of approximately $142,000 that may be available to reduce future years’ taxable income in varying amounts through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following at October 31, 2012 and 2011:

	2012	2011
Federal income tax benefit attributable to:
Current operations	$29,910	$6,015
Less: valuation allowance	(29,910)	(6,015)
Net provision for Federal income taxes	$0	$0

GOLD AND GEMSTONE MINING INC.
(FORMERLY GLOBAL GSM SOLUTIONS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
OCTOBER 31, 2012

NOTE 8 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of October 31, 2012 and January 31, 2012:

	October 31,	January 31,
	2012	2012
Deferred tax asset attributable to:
Net operating loss carryover	$48,321	$18,411
Less: valuation allowance	(48,321)	(18,411)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $142,120 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – SUBSEQUENT EVENTS

As of October 22, 2012 RMSL notified both the Nimikoro Chiefdom and the Nimiyama Chiefdom that RMSL has assigned the respective concession in to the JV Company effective October 29, 2012. The notice confirmed that the Company will have 12 months from the date of the assignment to raise $1,500,000 for each concession in to the JV Company or the concessions will revert back to RMSL.

On November 28, 2012, the Company entered into two separate agreements for the exploration and development of mineral properties in Africa. The agreements are summarized as follows:

1.

Joint venture agreement between the Company and TTM Global Enterprises Ltd., a company incorporated under the laws of the U.K. This agreement relates to the investment by the Company into a 30% interest in mining operations in Siguiri, Guinea, Africa. The term of the agreement is 90 days, within which the Company is required to provide financing of $1,500,000 and take on the financial responsibilities for all administrative fees associated with operations on the property. Of the $1,500,000, $250,000 is a fee to TTM Global for acquiring the 30% interest in the property. The $250,000 is to be delivered to TTM Global within 30 days of signing the TTM Global joint venture agreement and the remaining $1,250,000 must be provided within 90 days. If the Company is not able to provide the required funds, the agreement terminates.

2.

Joint venture agreement between the Company and Blue Orange Mining Limited, a company incorporated under the laws of Ghana. This agreement relates to the investment by the Company into a 50% interest in thirteen gold concessions within the “Ashanti-belt” in Ghana. The term of the agreement is 90 days, within which the Company is required to provide financing of $5,000,000 towards the joint venture. Of the $5,000,000, $500,000 is a fee payable to Blue Orange for acquiring the 50% interest in the concessions. The $500,000 is to be delivered to Blue Orange within 30 days of signing the Blue Orange joint venture and the remaining $4,500,000 must be provided within 90 days. If the Company is not able to provide the required funds, the agreement terminates.

On December 3, 2012, the Company appointed Mr. Martin Hall and Mr. Michael Arnold to its board of directors, bringing the total members of the board of directors to five. Mr. Hall will also serve as the chairman of the Company’s board of directors and Mr. Arnold will also serve as vice president of international business development.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to October 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

Our common stock was initially approved for quotation on the OTC Bulletin Board under the symbol “GGSM” on December 27, 2010. On April 24, 2012, we filed a Certificate of Amendment with the Nevada Secretary of State to change our name from Global GSM Solutions Inc. to Gold and GemStone Mining Inc. and to increase our authorized capital from 75,000,000 to 400,000,000 shares of common stock, par value of $0.001. These amendments became effective on April 30, 2012 upon approval from the Financial Industry Regulatory Authority (“FINRA”). Also effective April 30, 2012, our issued and outstanding shares of common stock increased from 7,350,000 to 330,750,000 shares of common stock, par value of $0.001, pursuant to a 1 old for 45 new forward split of our issued and outstanding shares of common stock. On May 4, 2012 our company’s majority shareholders took a number of actions to reconfigure our capital structure. Our former directors and officers, Gennady Fedosov and Anna Ivashenko cancelled an aggregate of 180,000,000 shares of our common stock and transferred an additional 88,000,000 to incoming management. Subsequent to all cancellations and transfers, we had 150,750,000 shares issued and outstanding.

Our CUSIP number is 380485102.

Other than as set out in this current report, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Business

On May 4, 2012, we entered into the JV Agreement with Ridgeback Mining (Sierra Leone) Limited (“RMSL”) regarding a joint venture on three prospective diamond and gold properties in Sierra Leone (the “Properties”). Pursuant to the JV Agreement, we have initiated the incorporation of Gold and Gemstone Sierra Leone Limited, a Sierra Leone company (the “JV Company”). The share capital of the JV Company is distributed equally between our company and the shareholders of RMSL, with our company holding fifty percent and profits will be distributed evenly as well. Pursuant to the terms of the JV Agreement, RMSL will transfer the Properties into JV Company and we will provide ongoing financing for all joint venture operations. Our investment into the JV Company is required to reach $1,500,000 per concession for an aggregate total of $4,500,000 within the first twelve months of operation. If we do not invest the required $1,500,000 per concession within the first twelve months, each concession for which the requirement was not fulfilled will be returned to the ownership of RMSL.

As of October 22, 2012 RMSL notified both the Nimikoro Chiefdom and the Nimiyama Chiefdom that RMSL has assigned the respective concession in to the JV Company effective October 29, 2012. The notice confirmed that we will have 12 months from the date of the assignment to raise $1,500,000 for each concession in to the JV Company or the concessions will revert back to RMSL.

On November 28, 2012, we entered into two separate agreements for the exploration and development of mineral properties in Africa. The agreements are summarized as follows:

1.

Joint venture agreement between our company and TTM Global Enterprises Ltd., a company incorporated under the laws of the U.K. This agreement relates to the investment by our company into a 30% interest in mining operations in Siguiri, Guinea, Africa. The term of the agreement is 90 days, within which we are required to provide financing of $1,500,000 and take on the financial responsibilities for all administrative fees associated with operations on the property. Of the $1,500,000, $250,000 is a fee to TTM Global for acquiring the 30% interest in the property. The $250,000 is to be delivered to TTM Global within 30 days of signing the TTM Global joint venture agreement and the remaining $1,250,000 must be provided within 90 days. If we are not able to provide the required funds, the agreement terminates.

2.

Joint venture agreement between our company and Blue Orange Mining Limited, a company incorporated under the laws of Ghana. This agreement relates to the investment by our company into a 50% interest in thirteen gold concessions within the “Ashanti-belt” in Ghana. The term of the agreement is 90 days, within which we are required to provide financing of $5,000,000 towards the joint venture. Of the $5,000,000, $500,000 is a fee payable to Blue Orange for acquiring the 50% interest in the concessions. The $500,000 is to be delivered to Blue Orange within 30 days of signing the Blue Orange joint venture and the remaining $4,500,000 must be provided within 90 days. If we are not able to provide the required funds, the agreement terminates.

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

Three and Nine Month Periods Ended October 31, 2012 Compared to the Three and Nine Month Periods Ended October 31, 2011 and the Period from Inception (March 5, 2008) to October 31, 2012.

										Period from
		Three months		Three months		Nine months		Nine months		March 5, 2008
		ended		ended		ended		ended		(Inception) to
		October 31,		October 31,		October 31,		October 31,		October 31,
		2012		2011		2012		2011		2012
Revenue	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Operating Expenses		$17,261		$7,605		$87,971		$17,696		$142,120
Net Income (Loss)		$(17,261)		$(7,605)		$(87,971)		$(17,696)		$(142,120)

Our net loss for the three month period ended October 31, 2012 was $17,261 compared to a net loss of $7,605 for the three month period ended October 31, 2011. Our net loss for the nine month period ended October 31, 2012 was $87,971 compared to a net loss of $17,696 for the nine month period ended October 31, 2011. Our net loss was $142,120 during the period from inception (March 5, 2008) to October 31, 2012. During the nine month period ended October 31, 2012, we did not generate any revenue.

							Period from
		Three months		Three months	Nine months	Nine months	March 5, 2008
		ended		ended	ended	ended	(Inception) to
		October 31,		October 31,	October 31,	October 31,	October 31,
		2012		2011	2012	2011	2012
Incorporation costs	$	Nil	$	Nil	Nil	Nil	$840
Professional fees		$2,025		$1,716	28,905	4,287	$59,635
Consulting fees		$15,000	$	Nil	52,000	Nil	$52,000
Transfer agent expense	$	Nil		$4,916	6,809	10,116	$23,208
General and administrative		$236		$973	257	3,293	$6,437

During the three month period ended October 31, 2012, we incurred operating expenses of $17,261 compared to $7,605 for the three month period ended October 31, 2011. During the nine month period ended October 31, 2012, we incurred operating expenses of $87,971 compared to $17,696 for the nine month period ended October 31, 2011. We incurred $142,120 incurred during the period from inception (March 5, 2008) to October 31, 2012. The increase in our operating expenses was primarily due to increased professional fees and consulting fees.

Liquidity and Capital Resources

Working Capital

	As at		As at
	October 31,		January 31,
	2012		2012
Current Assets	$25,000	$	Nil
Current Liabilities	$130,280		$17,309
Working Capital (Deficit)	$(105,380)		$(17,309)

Cash Flows

						Period from
		Nine months		Nine months		March 5, 2008
		Ended		Ended		(Inception) to
		October 31,		October 31,		October 31,
		2012		2011		2012
Net cash used in operating activities		$(24,152)		$(8,042)		$(71,428)
Net cash used in investing activities	$	Nil	$	Nil	$	Nil
Net cash provided by financing activities		$49,152	$	Nil		$96,428
Increase (decrease) in cash		$25,000		$(8,042)		$25,000

As at October 31, 2012, our current assets were $25,000 compared to $Nil in current assets as at January 31, 2012. As at October 31, 2012, our current liabilities were $130,280 compared to $17,309 current liabilities as at January 31, 2012. Current liabilities at October 31, 2012 were comprised of $70,435 in accrued expenses, $257 in accrued interest, $25,733 due to related parties and $33,855 in convertible loan payable.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended October 31, 2012, net cash flows used in operating activities was $24,152 consisting of a net loss of $87,971, a decrease in prepaid expenses of $7,700 and an increase in accrued expenses of $61,865. Net cash flows used in operating activities was $71,428 for the period from March 5, 2008 (inception) to October 31, 2012.

Cash Flows from Investing Activities

For the nine month period ended October 31, 2012, we did not generate any cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended October 31, 2012, net cash flows from financing activities was $49,152. For the period from inception (March 5, 2008) to October 31, 2012, net cash provided by financing activities was $96,428 received mainly from related party loans and convertible loans.

Plan of Operation and Funding

Upon the execution of the JV Agreement, we shifted our business focus to that of diamond exploration in Sierra Leone. The properties which are the subject of our joint venture with RMSL are currently in the exploration stage and no reserves have been proven. Through the joint venture arrangement, we will undertake exploration activity on the Properties, and will also make efforts to increase our own land holdings and assets in the gold and diamond exploration industry throughout Africa.

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

Cash and Cash Equivalents

Our company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. Our company had $25,000 and $0 of cash as of October 31, 2012 and January 31, 2012, respectively.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing our company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On December 3, 2012, we appointed Mr. Martin Hall and Mr. Michael Arnold to our board of directors, bringing the total members of the board of directors to five. Mr. Hall will also serve as the chairman of our board of directors and Mr. Arnold will also serve as vice president of international business development.

Item 6. Exhibits

Exhibit	Description
No.

(3)	(i) Articles; (ii) By-laws

3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on April 7, 2010).

3.2	By-Laws (Incorporated by reference to our Registration Statement on Form S-1 filed on April 7, 2010).

3.3	Certificate of Amendment filed with the Nevada Secretary of State on April 24, 2012 (incorporated by reference from our Current Report on Form 8-K filed on April 30, 2012)

(10)	Material Contracts
10.1	Collaboration Agreement between our company and Ridgeback Mining (Sierra Leone) Limited dated May 4, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2012)

10.2	Letter Agreement between Ridgeback Mining (Sierra Leone) Limited and the Nimiyama Sewafe Chiefdom with respect to the Nimiyama concession (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2012)

10.3	Letter Agreement between Ridgeback Mining (Sierra Leone) Limited and the Nimikoro Chiefdom with respect to the Nimikoro concession (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2012)

10.4	Letter Agreement between Ridgeback Mining (Sierra Leone) Limited and the Sandoh Chiefdom with respect to the Sandoh concession (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2012)

10.5	Extension Agreement between Ridgeback Mining (Sierra Leone) Limited and the Nimiyama Sewafe Chiefdom with respect to the Nimiyama concession (incorporated by reference to our Current Report on Form 8-K filed on May 25, 2012)

10.6	Extension Agreement between Ridgeback Mining (Sierra Leone) Limited and the Nimikoro Chiefdom with respect to the Nyamundu concession (incorporated by reference to our Current Report on Form 8-K filed on May 30, 2012)

10.7	Certificate of Incorporation of Gold and Gemstone Mining S. L. Limited (incorporated by reference to our Current Report on Form 8-K filed on November 14, 2012)

10.8	Certificate of Mining Registration of Gold and Gemstone Mining S. L. Limited (incorporated by reference to our Current Report on Form 8-K filed on November 14, 2012)

10.9	Assignment Notice to the Nimiyama Chiefdom delivered on October 22, 2012 (incorporated by reference to our Current Report on Form 8-K/A filed on December 4, 2012)

10.10	Assignment Notice to the Nimikoro Chiefdom delivered on October 22, 2012 (incorporated by reference to our Current Report on Form 8-K/A filed on December 4, 2012)

10.11	Joint Venture Agreement between our company and TTM Global Enterprises Ltd. dated November 28, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 5, 2012)

Exhibit	Description
No.
10.12	Joint Venture Agreement between our company and Orange Blue Mining Ltd. dated November 28, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 5, 2012)

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

(32)	Section 1350 Certifications
32.1*	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

101*	Interactive Data File

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

GOLD AND GEMSTONE MINING INC.

Date: December 17, 2012	/s/ Charmaine King
Charmaine King
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)