Form 10-K
period 2013-01-31
Gold & Gemstone Mining Inc.
filed 2013-06-04
CIK 1485156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2013

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-54700

GOLD AND GEMSTONE MINING INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0642269
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

2144 Whitekirk Way, Draper, Utah	84020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 882-1179

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common shares par value of $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes [ ] No[ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No[ x ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes [ x ] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ x ] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[ x ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on July 31, 2012 was $592,000 based on a $0.08 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

150,750,000 common shares as of June 4, 2013

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

As used in this current report and unless otherwise indicated, the terms “we”, “us” and “our” mean Gold and GemStone Mining Inc., a Nevada corporation, unless otherwise indicated.

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

Our Current Business

Our company was not successful as a development-stage company formed to develop, manufacture, and distribute our product and services of remote monitoring of amusement and vending devices to the gaming and vending industry. Our product was intended to improve security, productivity, and profitability of devices such as arcade games, toy dispensing machines, redemption games and vending machines. We had limited operations and are no longer in any of these businesses.

On May 4, 2012, we entered into a collaboration agreement (the “JV Agreement”) with Ridgeback Mining (Sierra Leone) Limited (“RMSL”) regarding a joint venture on three prospective diamond and gold properties in Sierra Leone. Pursuant to the JV Agreement, on March 22, 2012 we incorporated of Gold and Gemstone S. L. Limited, a Sierra Leone company (the “JV Company”). The share capital of the JV Company is distributed equally between our company and the shareholders of RMSL, with our company holding 50%. Profits will be distributed evenly as well. Pursuant to the terms of the JV Agreement, RMSL will transfer the properties into JV Company and we will provide ongoing financing for all joint venture operations. Our investment into the JV Company is required to reach $1,500,000 per concession for an aggregate total of $4,500,000 within the first twelve months of operation. Two of the three concessions (the Sandia Concession and the Nyamundu concession) were assigned in to the JV Company on October 22, 2012. If we do not invest the required $1,500,000 per concession within the first twelve months, each concession for which the requirement was not fulfilled will be returned to the ownership of RMSL. At this time the third concession (the Kambaya Concession) has not been assigned by RMSL in to the JV Company and therefore there is no commitment to raise the $1,500,000 until 12 months after it has been assigned to the JV Company

Also on May 4, 2012, we accepted the resignation from Geoffrey Dart as our sole director and officers and accepted the consents to act of Charmaine King, Timothy Cocker and Tom Tucker. Ms. King was appointed as president, chief executive officer, chief financial officer, secretary, treasurer and as a director of our company. Mr. Cocker was appointed as our chief marketing officer and as a member of our board of directors, and Mr. Tucker was appointed as our vice president of African mining operations as well as a member of our board of directors. Mr. Cocker and Mr. Tucker have subsequently resigned from all of their positions on January 16, 2013 and January 17, 2013, respectively.

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

We were unable to fulfill our payment obligations in respect of the Joint Venture Agreements with TTM Global Enterprises Ltd. and Blue Orange Mining Limited and, consequently, the agreements were terminated as at February 26, 2013.

Effective January 25, 2013, we entered into an investment agreement with Deer Valley Management, LLC whereby Deer Valley Management will provide for a non-brokered financing arrangement of up to $5,000,000. The financing allows, but does not require us to issue and sell up to the number of shares of common stock having an aggregate purchase price of $5,000,000 to Deer Valley Management. Subject to the terms and conditions of the financing agreement and a registration rights agreement, we may, in our sole discretion, deliver a notice to Deer Valley Management which states the dollar amount which we intend to sell to Deer Valley Management on a certain date. The maximum amount that we shall be entitled to sell to Deer Valley Management shall be equal to 200% of the average daily volume (U.S. market only) of the common stock for the 10 trading days prior to the applicable notice date so long as such amount does not exceed 4.99% of the outstanding shares of our company. Deer Valley Management will purchase our common stock valued at a 22.5% discount from the weighted average price for the 3 lowest closing bid prices during 10 consecutive trading days or the previous closing bid price, whichever is less, prior to delivery and receipt of our capital request. The shares that we sell to Deer Valley Management must be registered stock, among other conditions of investment.

In connection with the investment agreement, we also entered into a registration rights agreement with Deer Valley Management dated January 25, 2013, whereby we agreed to file a Registration Statement on Form S-1 with the Securities and Exchange Commission within 21 days of the date of the registration rights agreement. As at the date of this annual report we have not complied with our obligation to file a registration statement on Form S-1 pursuant to the registration rights agreement and the investment agreement with Deer Valley Management and we are therefore in default of those Agreements.

Effective February 8, 2013, our company entered into a collaboration agreement with Tell Mining Group for the exploration and development of mineral properties in Africa. Tell Mining is an active owner and developer of gold mining concessions in Ghana. Each concession constitutes a separate mining project. The agreement contemplates the creation of a joint venture company in Ghana (the “Ghana JV Company”) for which our company and Tell Mining shall each hold 50% of the issued and outstanding ordinary shares of the Ghana JV Company. Our company is required to deposit $10,000 cash with Tell Mining prior to commencement of mining along with 15% of net profits once in production, paid quarterly per concession. The term of the agreement is 5 years. As at the date of this annual report no action has been taken in respect of the collaboration agreement with Tell Mining and we have not made any payment pursuant to the agreement.

Effective February 22, 2013, our company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. Under the terms of the Agreement our company issued an 8% convertible promissory note, in the principal amount of $42,500, which note matures on November 26, 2013 and may be converted into shares of our company’s common stock at any time after 180 days from February 22, 2013, subject to adjustments as further set out in the Note. The conversion price shall be at a variable conversion rate of 55% multiplied by the market price, being the average of the lowest two trading prices for our company’s common stock during the 90 trading day period ending on the last complete trading day prior to the conversion date, subject to adjustments as further set out in the note. Our company received the sum of $42,500 principal under the note on February 22, 2013. The note is issued to Asher pursuant to Rule 506 of Regulation D of the Securities Act of 1933 on the basis that they represented to our company that they were an “accredited investor” as such term is defined in Rule 501(a) of Regulation D.

Our Business

Upon the execution of the JV Agreement, we shifted our business focus to that of diamond exploration in Sierra Leone. The mining concessions which are the subject of our joint venture with RMSL are currently in the exploration stage and no reserves have been proven. Through the joint venture arrangement, we will undertake exploration activity on the mining concessions, and will also make efforts to increase our own land holdings and assets in the gold and diamond exploration industry throughout Africa.

Pursuant to the JV Agreement with RMSL, we are required to finance each of the three claims subject to our joint venture with a minimum of $1,500,000 per claim, for an aggregate total of $4,500,000. If we fail to invest the required amount for any of the claims within 12 months from the date upon which the mining concessions are transferred to the JV Company by written instrument registered with the applicable government authorities, the claims will revert back to the sole ownership of RMSL. We do not currently have enough funds to meet our investment obligations for any of the claims which are due by October 22, 2013.

Market, Customers and Distribution Methods

Although future market conditions cannot be predicted, several large and well capitalized markets for diamonds and gold exist throughout the world. Such markets include a very sophisticated futures market for the pricing and delivery of gold and diamonds. The price for diamonds and gold is affected by a number of global factors, including economic strength and resultant demand for diamonds and gold, fluctuating supplies, mining activities and production by others in the industry, and new and or reduced uses for diamonds and gold.

The mining industry is highly speculative and of a very high risk nature. As such, mining activities involve a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Few mining projects actually become operating mines.

The mining industry is subject to a number of factors, including intense industry competition, high susceptibility to economic conditions (such as price, foreign currency exchange rates, and capital and operating costs), and political conditions (which could affect such things as import and export regulations, foreign ownership restrictions). Furthermore, the mining activities are subject to all hazards incidental to mineral exploration, development and production, as well as risk of damage from earthquakes, any of which could result in work stoppages, damage to or loss of property and equipment and possible environmental damage. Hazards such as unusual or unexpected geological formations and other conditions are also involved in mineral exploration and development.

Competition

The diamond and gold exploration industry is highly competitive. We are a new exploration stage company and have a weak competitive position in the industry. We compete with junior and senior exploration companies, independent producers and institutional and individual investors who are actively seeking to acquire mineral exploration properties throughout the world together with the equipment, labor and materials required to operate on those properties. Competition for the acquisition of diamond and gold exploration interests is intense with many exploration leases or concessions available in a competitive bidding process in which we may lack the technological information or expertise available to other bidders.

Many of the mineral exploration companies with which we compete for financing and for the acquisition of mineral exploration properties have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquiring mineral exploration interests of merit or on exploring or developing their mineral exploration properties. This advantage could enable our competitors to acquire mineral exploration properties of greater quality and interest to prospective investors who may choose to finance their additional exploration and development. Such competition could adversely impact our ability to attain the financing necessary for us to acquire further mineral exploration interests or explore our current or future mineral exploration properties.

We also compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to invest in such companies. The presence of competing junior mineral exploration companies may impact our ability to raise additional capital in order to fund our acquisition or exploration programs if investors perceive that investments in our competitors are more attractive based on the merit of their mineral exploration properties or the price of the investment opportunity. In addition, we compete with both junior and senior mineral exploration companies for available resources, including, but not limited to, professional geologists, land specialists, engineers, camp staff, helicopters, float planes, mineral exploration supplies and drill rigs.

General competitive conditions may be substantially affected by various forms of legislation and/or regulation introduced from time to time by the governments of the countries in which we operate, as well as factors beyond our control, including international political conditions, overall levels of supply and demand for mineral exploration.

In the face of competition, we may not be successful in acquiring, exploring or developing profitable mineral properties or interests, and we cannot give any assurance that suitable properties or interests will be available for our acquisition, exploration or development. Despite this, we hope to compete successfully in the mineral exploration industry by:

  keeping our costs low;

  relying on the strength of our management’s contacts; and

  using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

Research and Development

During the year ended January 31, 2013 we did not spend any funds on research and development.

Employees

We are an exploration stage company and currently have no employees, other than our one officer and director who provides her services on a consulting basis.

Intellectual Property

We own all of the right to the website, and the content therein, of www.ggsmining.com.

Governmental Regulations

Mining operations in Sierra Leone are subject to a number of governmental regulations including the Mines and Minerals Act of 2009 and diamond mining specifically is regulated by the Diamond Trading Act. We are committed to complying with and are, to our knowledge, in compliance with, all governmental regulations applicable to our company and our mining concessions. Permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. We cannot predict the extent to which these requirements will affect our company or our properties if we identify the existence of minerals in commercially exploitable quantities. In addition, future legislation and regulation could cause additional expense, capital expenditure, restrictions and delays in the exploration of our mining concessions.

The JV Company being formed with RMSL will be registered with a Small Scale Mining License from the Ministry of Mine and Mineral Resources in Sierra Leone. The Ministry overseas the conduct of all mining companies in the country and ensures compliance with the Mines and Minerals Act of 2009. The first steps for the JV Company to meet Government Regulations as a Licensed Small Scale Mining Company are set out below:

  To prepare and maintain the companies Memorandum of Incorporation and Association;

  To register the formation of the business with the Registrar of Companies at the Office of the Administrator and Registrar General ( OARG);

  To register the business at Ministry of Mines and Minerals;

  To request a Small Scale Mining License from the Ministry of Mines and Minerals;

  To pay for Small Scale Mining License;

  To pay Mining Board sitting fees (25 Board Members);

  Finalize Mining Lease Agreement with each Chiefdom;

  To prepare Mining Work plan for the Company including financial details for each Concession;

  To prepare Environmental (EIA) Report for each Concession;

  To pay Surface Rent for each Concession;

  To get listed in Cadastral Map as Mining Company owning rights in the three Concessions.

On May 22, 2012, the JV Company was incorporated under the name Gold and Gemstone S. L. Limited, a Sierra Leone company, and on September 18, 2012, the JV Company became registered to carry on small-scale mining activities pursuant to the Mines and Minerals Act (Sierra Leone) at a cost of $1,000; this registration is valid until September 17, 2013 when it will have to be renewed. The registration fee was advanced to our company without terms for repayment by Tom Tucker, our former director and vice president of African mining operations. We intend to satisfy the balance of the regulatory requirements on an as needed basis and subject to our available capital resources. Our company will require additional equity or debt investment to satisfy all additional licensing and regulatory obligations and, to date, we have not secured or identified any sources of such financing and there is no guarantee that we will be successful in that regard. If we are unable to secure the requite financing to fulfill our regulatory obligations, we will have no alternative but to reduce the number of licenses in proportion to the funds available to us, or to delay or suspend our exploration activities until we raise sufficient funds. In relation to ongoing business operations and continued compliance with the regulations as set out in the Mines and Minerals Act of 2009 we anticipate hiring a specialist advisor who has significant experience in complying with Government Regulation in Sierra Leone and specifically with the Ministry of Mines and Minerals.

The cost for completing the initial registrations and compliance with the regulations is approximately $115,450 which is broken down as follows:

  Registration of JV Company as Mining Company at Ministry of Mines - $1,000;

  Environmental Report (EIA) - $25,000;

  Work plan for the mining process, including financial details - $15,000;

  Surface rent for 50 licenses - $20,000;

  Mining License for 50 licenses - $30,000;

  Application Small Scale Mining License - $250;

  Approval by the board, sitting fees - $20,000;

  Small Scale Mining License - $2,000;

  Cadastral Map Listing - $2,000;

  Listing on Ministry of Mines Website - $200.

Outside of the above mentioned regulations associated with the Mines and Minerals Act 2009 we do not foresee any specific government regulation that will have an impact on the day to day running of our operations in Sierra Leone. Other than of course operating within the relevant laws currently in force in the Republic of Sierra Leone and fulfilling all obligations to the community.

At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations with regard to the mining concessions, the initial registrations above, or general operations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.

Environmental Compliance

We are not aware of any material violations of environmental permits, licenses or approvals that have been issued with respect to our operations. We expect to comply with all applicable laws, rules and regulations relating to our business, and at this time, we do not anticipate incurring any material capital expenditures to comply with any environmental regulations or other requirements.

While our intended projects and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

Reports to Security Holders

We intend to furnish our shareholders with annual reports containing financial statements audited by our independent auditors and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year.

The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

Executive Offices

Our principal executive offices are located at 2144 Whitekirk Way, Draper, Utah. This space is a residential office provided to us at no charge by our sole officer and director and is adequate for our present needs. We do not anticipate that we will require any additional premises in the foreseeable future.

Mining Concessions

We have entered into a joint venture with RMSL to explore three distinct diamond and gold mining concessions in Sierra Leone. A description of these concessions follows.

Location and Access

The mining concessions are split across three separate Chiefdoms; the Sandia Concession (Nimiyama Chiefdom), the Nyamundu concession (Nimikoro Chiefdom) and the Kambaya Concession (Sandoh Chiefdom). These concessions are all in the Kono District which is located in the north eastern region of Sierra Leone. The below map of Sierra Leone outlines (in red) the location of the Kono District:

The three concessions are located on and around the banks of the Sewa River, which is the main diamond bearing river in Sierra Leone. The Sewa River is the most important commercial stream in Sierra Leone and is formed by the junction of the Bagbe and Bafi rivers, which rise in the northeastern part of the country near the Guinea border; it flows for 150 miles (240 km) in a south-southwesterly direction.

Specifically, these claims and sizes are as follows:

Nimiyama Chiefdom (The Sandia Concession) – 50 Acres situated on the banks of the Sewa River

Grid Co-ordinates:	X	Y
RB01	249305	958997
RB02	249124	958818
RB03	248985	958565
RB04	248779	958489
RB05	248687	958697
RB06	248944	959156

The Nimiyama Chiefdom has granted the Sandia concession near Madina Village (grid reference 8.522626, -11.257639) which is 17km South on rough roads to the nearest town which is Njaiama-Sewafe (Grid reference 8.543337, -11.243305) . From Njaiama-Sewafe it is about a 35km drive North East by main road to Yengema Airport (grid reference 8.621926, -11.044178) and a further 12km East by main road to the Koidu City (grid reference 8.650948, -10.973282) . The journey by car from Njaiama-Sewafe to Koidu City is approximately 40minutes. There is no railway in the location of the concession. The road from Njaiama-Sewafe to the Sandia concession is serviceable by motor vehicle but is very rough and there may be some remedial works required for heavy plant machinery access. There is no electricity in the local town or at the concession area so the site would rely upon generators to begin operations. There is good mobile phone network coverage in the area.

Nimikoro Chiefdom (The Nyamundu Concession) – 25 Acres of diamond and gold exploration land in the Nimikoro Chiefdom. The total claim area is 87 acres but RMSL has been granted an initial 25 acre concession with the option to extend later.

Grid Co-ordinates:	X	Y
RG01	270992	949421
RG02	270840	949443
RG03	270810	949410
RG04	270792	949334
RG05	270741	949298
RG06	270628	949404
RG07	270457	949609

Grid Co-ordinates:	X	Y
RG08	270647	950328
RG09	270741	950338
RG10	270790	950302
RG11	270788	950041
RG12	270971	950028
RG13	270950	949946
RG14	270954	949712

The Nimikoro Chiefdom has granted the Nyamandu concession (grid reference 8.676318, -11.154692) located close to the town Nyamandu, it is a further 3km North to the main road junction at Bumpeh (grid reference 8.69473, -11.166916) . From Bumpeh it is approximately 18km South East by main road to Yengema Airport (grid reference 8.621926, -11.044178) and it is a further 12km East to the nearest major city which is Koidu City (grid reference 8.650948, -10.973282) . To travel to the airport or Koidu you must catch a ferry to cross the Sewa River. There is no railway in the location of the concession. The road from Nyamandu is serviceable by motor vehicle but is very rough and there may be some remedial works required for heavy plant machinery access. There is no electricity in the local town or at the concession area so the site would rely upon generators to begin operations. There is good mobile phone network coverage in the area.

Sandoh Chiefdom (The Kambaya Concession) – 30 Acres of diamond and gold exploration land in the Sandoh Chiefdom with an additional 50 acres available upon commencing of mining operations.

Grid Co-ordinates:	X	Y
RG01	264623	960344
RG02	264550	960183
RG03	264328	960252
RG04	264122	960429
RG05	264051	960618
RG06	264213	960659
RG07	264246	960533
RG08	264356	960410
RG09	264475	960354

The Sandoh Chiefdom has granted a concession near Kambaya (grid reference 8.69299, -11.149449) . The nearest airport is Yengema Airport (grid reference 8.621926, -11.044178) which is 16km East of Kambaya by main road. The nearest major city is Koidu City (grid reference 8.650948, -10.973282) which is a further 12km East from the airport by main road. The journey from Kambaya to Koidu City is approximately one hour by car. To travel to the airport or Koidu you must catch a ferry to cross the Sewa River. . There is no railway in the location of the concession. The short road from Kambaya to the specific concession site is serviceable by motor vehicle but is very rough and there may be some remedial works required for heavy plant machinery access. There is no electricity in the local town or at the concession area so the site would rely upon generators to begin operations. There is good mobile phone network coverage in the area.

Access to the country interior from Freetown, the capital of Sierra Leone, is by a combination of paved and dirt roads and it is approximately 200 miles between Freetown and Yengema Airport. New hydroelectric schemes are being developed to help address the electricity needs of the country’s power grids. Communications have improved significantly in the last few years, with the mobile phone network being regularly extended. Coverage now reaches most population centers and main roads.

Key to locations on the following maps:

Map of the Kono District showing the location of the three concessions on the Western side close to the Sewa River:

Zoomed satellite image showing the three concessions and their proximity to Yengema Airport and Koidu City:

Ownership Interest

We have entered into the JV Agreement with Ridgeback Mining Sierra Leone (RMSL) which holds certain exclusive mining rights to the above described mining concessions. The concession lands and all associated mining rights are owned and administered by the local Paramount Chiefs of each of the above mentioned Chiefdoms. Prior to entering into the JV Agreement RMSL obtained the exclusive right by agreement with each relevant Chiefdom to conduct mining activities and to exploit the concessions through October, 2012. The mining rights are further described below. The JV Agreement provides that the joint venture incorporate a JV Company to hold title to, and to operate, the mining concession. The JV Company was incorporated on March 22, 2012 under the name Gold and Gemstone Mining S. L. Limited. The JV Agreement further provides that the share capital in the JV Company and all profits generated by the JV Company are to be distributed equally between our company and RMSL. Pursuant to the terms of the JV Agreement, RMSL will transfer the mining concessions into JV Company upon incorporation and our company is responsible to provide ongoing financing for all joint venture operations. Our investment into the JV Company is required to reach $1,500,000 per concession for an aggregate total of $4,500,000 within the first twelve months of operation. If we do not invest the required $1,500,000 per concession within the first twelve months from the date upon which the claims are transferred to the JV Company, each concession for which the requirement was not fulfilled will be returned to the ownership of RMSL.

The rights of the joint venture to the concessions are secured by letter agreements dated October 2, 2010 between RMSL and each of the Nimiyama, Nimikoro and Sandoh Chiefdoms. The letter agreements are set to expire in October, 2012. Subsequently, on May 18, 2012, RMSL, entered into an extension agreement with the Nimiyama Chiefdom to extend the Sandia Concession until May 18, 2013. On May 25, 2012, RMSL, acting on behalf of the joint venture, entered into an extension agreement with the Nimikoro Chiefdom to extend the Nyamundu Concession until May 25, 2013. Pursuant to the extension agreements, if commercial operations on the applicable concessions are commenced prior to the expiration of the extension period, the concessions will renewed for an additional five years. Both the Sandia and Nyamundu concessions are subject to a net profit royalty payable to the applicable Chiefdom. The royalty amounts are subject to further negotiations with each Chiefdom. As of October 22, 2012, RMSL notified both the Nimikoro Chiefdom and the Nimiyama Chiefdom that RMSL has assigned the respective concession in to the JV Company effective October 29, 2012. The notice confirmed that we will have 12 months from the date of the assignment to raise $1,500,000 for each concession in to the JV Company or the concessions will revert back to RMSL.

The third concession, located in Kambaya and administered by The Sandoh Chiefdom has not been formally renewed as at the date of this annual report. To date, we have received verbal assurances from the Sandoh Chiefdom that the Kambaya concession will be renewed on terms similar to the Nyamundu and Sandia concessions, however we are neither able to guarantee the renewal of the concession nor the terms of renewal. . Upon the anticipated extension of the Kambaya concession, it will be immediately assigned in to the JV Company and at that date we will have 12 months to provide $1,500,000 to the JV Company. In the event that we are not able to do so, this concession, will be returned to RMSL.

Accounting Considerations

Our financial statements are prepared in accordance with US GAAP, and accordingly, we intend to account for our investment in the joint venture using the equity method required by Accounting Principles Board Opinion No. 18. Using the equity method our investment in the joint venture will be initially recorded at cost. The carrying amount of the investment will thereafter be increased or decreased to recognize our share of profits or losses from the joint venture after the acquisition date. Any distributions received from the joint venture will reduce the carrying amount of the investment.

History of Operations

The three concessions which make up the mining concessions subject to the JV Agreement with RMSL have not had any concerted historical operations. The general area in which the mining concessions are located has seen a significant amount of mining activity and a small summary is provided below.

Alluvial diamond mining by Sierra Leone Selection Trust commenced in the Kono area in 1932. Artisanal mining (legal and illegal) also accounted for a significant output in these areas. By 1997, diamond recovery was seriously disrupted by rebel activity; with most of the diamondiferous areas being overrun. Since January 2002 the federal government has re-established control of the diamond producing areas and rebel activity has ceased. Alluvial mining for diamonds recommenced in a number of areas, initially led by licensed and unlicensed artisanal workers and later by an increasing number of local and international mining companies.

In 2004 Koidu Holdings Ltd commenced hard rock mining on the kimberlite pipes at Koidu, in the same district as the mining concessions.

Present Condition

Much of Sierra Leone, including the Kono District where we intend to operate, is covered with dense secondary forest or bush, which has been cleared in many places for local subsistence agriculture. Over large areas the land surface comprises residual laterite, or detrital material. Mining in the area is open pit-style along the current banks of existing rivers, as well as coving sites of ancient riverbeds.

Broadly speaking, the eastern half of Sierra Leone, where the mining concessions lie, consists of a number of elevated plateaus and mountain ranges generally lying between 300m and 600m above sea level and rising to a maximum height of 1,950m. Most of the rivers descend from the plateau to the coastal plain in a series of rapids and waterfalls.

The mining concessions have not had any exploration work completed on them and do not exhibit any evidence of historical operations. They are undeveloped and will require significant exploration and surface work before any mining activity can begin. We plan to undertake exploration work on the mining concessions and generate a full geological survey and report.

Plan of Exploration

The below tables describe our planned operating budget for the 12 month period beginning February 2013. The timeframe and cost estimates described represent our management’s beliefs based on its experiences and understanding of the mining industry in Sierra Leone and the Kono District where the concessions are located. The time frames described for each task indicate the estimated time of completion from when the task is initiated. Importantly, the initiation of any task will be subject to the availability of required capital, which cannot be guaranteed, and to the seasonal limitations on exploration in Sierra Leone. We anticipate that all significant exploration activities will be suspended during Sierra Leone’s rainy season, being the months of April through October.

PHASE 1
Nature of Work	Timeframe	Cost

Incorporation and Registration of J/V Company (complete)	4 Days	$4,000
Registration at Ministry of Mines (complete)	3 Days	$1,000
Obtain Land from Landowners	2 Weeks	$20,000
Obtain Mining License from Ministry of Mines, incl. EIA report and Work Plan	6 Weeks	$94,450
Sourcing Equipment	2 Weeks	$737,000
Shipment of Equipment	6 Weeks	$40,000
Road Clearing and Leveling	2 weeks	$12,000
Customs Clearing and Transport to Site	2 Weeks	$50,000
Contingency		$38,000

Total	6 Months	$996,450

PHASE 2
Nature of Work	Timeframe	Cost

Start of Operation - Setup Camp	2 Weeks	$10,000
Clearing Overburden	2 Months	$100,000
Excavation of Gravel for Sampling and Analysis	1 Month	$100,000
Washing Gravel for Sampling and Analysis	6 Weeks	$220,000

Total	6 Months	$430,000.00

Geology

There has not been any geology conducted specifically on the mining concessions. What follows is a general description of the geology of Sierra Leone and specifically the region in which the mining concessions are located.

Most of the country is underlain by rocks of Precambrian age (Achaean and Proterozoic) with a coastal strip about 50km in width comprising marine and estuarine sediments of Tertiary and Quaternary to Recent age. The Precambrian (mainly Achaean) underlies about 75 percent of the country and typically comprises granite-greenstone terrain. It represents parts of an ancient continental nucleus located on the edge of the West African Craton. The Achaean basement can be subdivided into; infra-crustal rocks (gneisses and granitoids with metamorphic inclusions); supra-crustal rocks (containing greenstone belts); basic and ultra basic igneous intrusions.

The infra-crustal gneisses and granitoids were formed and reworked during two major orogenic cycles, an older Leonean episode (~ 2,950-3,200 Ma) and a younger Liberian episode (~ 2700 Ma). The granitoids represent the host unit for the later diamond-bearing kimberlite intrusions, believed to be of Cretaceous age. The supra-crustal greenstone belts, comprising mainly gneisses and schists, are the principal hosts of the gold mineralization of the country.

The basic and ultra basic intrusive are seen primarily on the coast of the Freetown peninsula. Dolerite intrusions are common, occurring as dykes trending mainly east-west or northwest-southeast within the basement complex, and as extensive sills. Tertiary, and more recent, weathering has led to lateralization across a large part of Sierra Leone, affecting mainly the greenstone belts and the extensive dolerite intrusions, diamondiferous kimberlitic dykes and pipes of Mesozoic age, trending 070°-074°, occur in the east of the country, at Koidu and Tongo, and new discoveries of narrow northwest-trending dykes are reported from the north and west of the country. Erosion of diamondiferous kimberlites during various phases of uplift resulted in the transportation and deposition of diamonds and other heavy minerals in alluvial deposits along rivers and river terraces over an area of almost 20,000km2 in the east and southeast of the country, representing more than one quarter of the land area of Sierra Leone.

Kimberlites, the primary source of diamonds, were first discovered in the Kono District in 1948, specifically in the Koidu area, where the mining concessions reside, and subsequently at Tongo. These were extensively tested and bulk sampled at the time, with limited mining being carried out.

Index of Geologic Terms

Term	Definition
diamondiferous	containing diamond or diamonds that can be extracted
dolerite	an igneous rock of fine to medium grain size
igneous	describes rock formed under conditions of intense heat or produced by the solidification of volcanic magma on or below the Earth's surface
inclusion	a solid, liquid, or gas contained within a mineral or rock
granitoid	a variety of coarse grained plutonic rock similar to granite which mineralogically are composed predominately of feldspar and quartz
gneiss	a coarse-grained high-grade metamorphic rock formed at high pressures and temperatures, in which light and dark mineral constituents are segregated into visible bands
kimberlite	a form of igneous rock, found especially in South Africa, composed mainly of peridotite and often containing diamonds
metamorphic	relating to or involving a change in physical form
orogenic	relating to or formed by the folding, faulting, and uplift of the Earth's crust
pipes	a vertical passage through which molten lava flows
schist	a rock whose minerals have aligned themselves in one direction in response to deformation stresses, with the result that the rock can be split in parallel layers

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is not traded on any exchange. Our common stock is quoted on the OTC Bulletin Board under the trading symbol “GGSM”. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may have little to do with a company’s operations or business prospects. We cannot assure you that there will be a market for our common stock in the future.

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

The following quotations, obtained from Yahoo Finance, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

OTC Bulletin Board
Quarter Ended(1)	High	Low
January 31, 2013	$0.15	$0.05
October 31, 2012	$0.12	$0.06
July 31, 2012	$0.19	$0.03
April 30, 2012	$0.05	$0.05
January 31, 2012	$Nil	$Nil
October 31, 2011	$Nil	$Nil
July 31, 2011	$Nil	$Nil
April 30, 2011	$Nil	$Nil
January 31, 2011	$Nil	$Nil

(1) Our shares of common stock first traded on April 5, 2012.

Our common shares are issued in registered form. Island Stock Transfer., 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760 (Telephone: 727.289.0010; Facsimile: 727.289.0069) is the registrar and transfer agent for our common shares.

Holders

On June 4, 2013, the shareholders’ list showed 38 registered shareholders and 150,750,000 common shares outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during our fiscal years ended January 31, 2013 and 2012.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal years ended January 31, 2013 and 2012.

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

Results of Operations for our Years Ended January 31, 2013 and 2012

Our net loss and comprehensive loss for our year ended January 31, 2013, for our year ended January 31, 2012 and the changes between those periods for the respective items are summarized as follows:

	Year Ended January 31, 2013 $	Year Ended January 31, 2012 $	Change Between Year Ended January 31, 2013 and Year Ended January 31, 2012 $
Revenue	Nil	Nil	Nil
Incorporation costs	Nil	Nil	Nil
Professional fees	38,046	11,560	26,486
Consulting fees	57,000	Nil	57,000
Transfer agent expense	7,639	12,319	(4,680)
General and administrative	11,485	4,422	7,063
Other (income) expenses	2,851	Nil	2,851
Net loss for the period	(117,021)	(28,301)	88,720

Operating Expenses

The increase in our operating expenses for our year ended January 31, 2013 was due to an increase in professional fees, consulting fees and general and administrative expenses.

Liquidity and Financial Condition

Working Capital

		As at
		January 31,
		2013		2012
Current assets	$	Nil	$	Nil
Current liabilities		109,261		17,309
Working capital		$(109,261)		$(17,309)

Cash Flows

		Year Ended
		January 31,
		2013		2012
Cash flows from (used in) operating activities		$(50,052)		$(18,478)
Cash flows provided by (used in) investing activities		Nil	$	Nil
Cash flows provided by (used in) financing activities		50,052		$10,436
Net increase (decrease) in cash during period	$	Nil		$(8,042)

Operating Activities

Net cash used in operating activities was $50,052 for our year ended January 31, 2013 compared with cash used in operating activities of $18,478 in the same period in 2012.

Investing Activities

Net cash provided by investing activities was $Nil for our year ended January 31, 2013 compared to net cash used in investing activities of $Nil in the same period in 2012.

Financing Activities

Net cash from financing activities was $50,052 for our year ended January 31, 2013 compared to $10,436 in the same period in 2012.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our company incurred a net loss of $117,021 for the year ended January 31, 2013 [2012 - $28,301] and at January 31, 2013 had a deficit accumulated of $171,170 [2012 – $54,149]. We have not generated revenue and we have an accumulated deficit and negative working capital of $109,261 as at January 31, 2013. Our company requires additional funds to maintain its existing operations and to acquire new business assets. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

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

Cash and Cash Equivalents

Our company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. Our company had $0 and $0 of cash as of January 31, 2013 and 2012, respectively.

Fair Value of Financial Instruments

Our company’s financial instruments consist of cash and cash equivalents, prepaid expenses, bank overdrafts, accrued expenses, accrued interest and shareholder loans. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing our company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2013.

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

Derivative financial instruments

FASB ASC subtopic 815-40, Derivatives and Hedging, Contracts in Entity’s own Equity (“ASC 815-40”) became effective for our company on October 1, 2009. Our company has derivative liabilities resulting from the issuance of certain convertible debt, which were measured at fair value on a recurring basis using an option pricing model, consistent with level 3 inputs.

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

JANUARY 31, 2013

GOLD AND GEMSTONE MINING INC.
(FORMERLY GLOBAL GSM SOLUTIONS, INC.)

(AN EXPLORATION STAGE COMPANY)

TABLE OF CONTENTS

JANUARY 31, 2013

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Gold and GemStone Mining Inc.
(Formerly Global GSM Solutions, Inc.)
Draper, Utah

We have audited the accompanying balance sheets of Gold and GemStone Mining Inc. (formerly Global GSM Solutions, Inc.) (the “Company”) as of January 31, 2013 and 2012 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and the period from March 5, 2008 (Date of Inception) through January 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gold and GemStone Mining Inc. (formerly Global GSM Solutions, Inc.) as of January 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended and the period from March 5, 2008 (Date of Inception) through January 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan
May 17, 2013

GOLD AND GEMSTONE MINING INC.
(FORMERLY GLOBAL GSM SOLUTIONS, INC.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
AS OF JANUARY 31, 2013 AND 2012

	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$0	$0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Bank overdraft	$20	$0
Accrued expenses	71,276	6,873
Accrued interest	2,513	0
Shareholder loans	900	10,436
Convertible notes payable, net of debt discount	19,451	0
Derivative liability	14,437	0
Note payable	664	0
Total Current Liabilities	109,261	17,309

Long-term Debt
Convertible notes payable	23,092	0

Total Liabilities	132,353	17,309

Stockholders’ Equity (Deficit)
Common stock, $.001 par value, 75,000,000 shares authorized, 150,750,000 and 330,750,000 shares issued and outstanding, respectively	150,750	7,350
Additional paid in capital	1,977	29,490
Deficit accumulated during the exploration stage	(285,080)	(54,149)
Total Stockholders’ Equity (Deficit)	(132,353)	(17,309)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$0	$0

See accompanying notes to financial statements.

GOLD AND GEMSTONE MINING INC.
(FORMERLY GLOBAL GSM SOLUTIONS, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JANUARY 31, 2013 AND 2012
FOR THE PERIOD FROM MARCH 5, 2008 (INCEPTION) TO JANUARY 31, 2013

			Period from
			March 5, 2008
	Year ended	Year ended	(Inception) to
	January 31,	January 31,	January 31,
	2013	2012	2013

REVENUES	$0	$0	$0

OPERATING EXPENSES
Incorporation costs	0	0	840
Professional fees	38,046	11,560	68,776
Consulting fees	57,000	0	57,000
Transfer agent expense	7,639	12,319	24,038
General and administrative	11,485	4,422	17,665
TOTAL OPERATING EXPENSES	114,170	28,301	168,319

LOSS FROM OPERATIONS	(114,170)	(28,301)	(168,319)

OTHER INCOME (EXPENSE)
Interest expense	(2,818)	0	(2,818)
Amortization of debt discount	(5,883)	0	(5,883)
Change in value of derivative liability	5,850	0	5,850
TOTAL OTHER INCOME (EXPENSE)	(2,851)	0	(2,851)

LOSS BEFORE INCOME TAXES	(117,021)	(28,301)	(171,170)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(117,021)	$(28,301)	$(171,170)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	196,487,705	330,750,000

See accompanying notes to financial statements.

GOLD AND GEMSTONE MINING INC.
(FORMERLY GLOBAL GSM SOLUTIONS, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM MARCH 5, 2008 (INCEPTION) TO JANUARY 31, 2013

				Deficit accumulated
				during the
	Common stock		Additional paid in	exploration
	Shares	Amount	capital	stage	Total
Inception, March 5, 2008	-	$-	$-	$-	$-
Net loss for the period from March 5, 2008 (inception) to January 31, 2009	-	-	-	(840)	(840)
Balance, January 31, 2009	-	-	-	(840)	(840)
Shares issued for cash	270,000,000	6,000	-	-	6,000
Net loss for the year ended January 31, 2010	-	-	-	(4,900)	(4,900)
Balance, January 31, 2010	270,000,000	6,000	-	(5,740)	260
Shares issued for cash	60,750,000	1,350	25,650	-	27,000
Net loss for the year ended January 31, 2011				(20,108)	(20,108)
Balance, January 31, 2011	330,750,000	7,350	25,650	(25,848)	7,152
Forgiveness of shareholder debt	-	-	3,840	-	3,840
Net loss for the year ended January 31, 2012	-	-	-	(28,301)	(28,301)
Balance, January 31, 2012	330,750,000	7,350	29,490	(54,149)	(17,309)
Cancellation and retirement of shares	(180,000,000)	(4,000)	4,000	-	0
Par value adjustment for 45:1 stock split	-	147,400	(33,490)	(113,910)	0
Forgiveness of shareholder debt	-	-	1,977	-	1,977
Net loss for the year ended January 31, 2013	-	-	-	(117,021)	(117,021)
Balance, January 31, 2013	150,750,000	$150,750	$1,977	$(285,080)	$(132,353)

See accompanying notes to financial statements.

GOLD AND GEMSTONE MINING INC.
(FORMERLY GLOBAL GSM SOLUTIONS, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JANUARY 31, 2013 AND 2012
FOR THE PERIOD FROM MARCH 5, 2008 (INCEPTION) TO JANUARY 31, 2013

			Period from
			March 5, 2008
	Year ended	Year ended	(Inception) to
	January 31,	January 31,	January 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(117,021)	$(28,301)	$(171,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	5,883	0	5,883
Change in value of derivative liability	(5,850)	0	(5,850)
Changes in assets and liabilities:
Decrease in prepaid expenses	0	7,700	0
Increase in bank overdraft	20	0	20
Increase (decrease) in accrued expenses	64,403	2,123	71,276
Increase in accrued interest	2,513	0	2,513
Net Cash Used in Operating Activities	(50,052)	(18,478)	(97,328)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	664	0	664
Proceeds from convertible notes payable	56,947	0	56,947
Proceeds from shareholder loans	900	10,436	15,176
Repayment of shareholder loans	(8,459)	0	(8,459)
Proceeds from sale of common stock	0	0	33,000
Net Cash Provided by Financing Activities	50,052	10,436	97,328

NET DECREASE IN CASH AND CASH EQUIVALENTS	0	(8,042)	0
Cash and cash equivalents, beginning of period	0	8,042	0
Cash and cash equivalents, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING
INFORMATION:
Forgiveness of shareholder debt	$1,977	$3,840	$5,817
Derivative liability recorded on initial valuation of convertible
notes payable	$20,287	$0	$20,287

See accompanying notes to financial statements.

GOLD AND GEMSTONE MINING INC.
(FORMERLY GLOBAL GSM SOLUTIONS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2013

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 and $0 of cash as of January 31, 2013 and 2012, respectively.

Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, prepaid expenses, bank overdrafts, accrued expenses, accrued interest and shareholder loans. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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
JANUARY 31, 2013

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of January 31, 2013.

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

Derivative financial instruments
FASB ASC subtopic 815-40, Derivatives and Hedging, Contracts in Entity’s own Equity (“ASC 815-40”) became effective for the Company on October 1, 2009. The Company has derivative liabilities resulting from the issuance of certain convertible debt, which were measured at fair value on a recurring basis using an option pricing model, consistent with level 3 inputs. See Note 5.

Recent Accounting Pronouncements
The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has a working capital deficit, has not yet received revenues from sales of products or services, and has incurred losses since inception. Further losses are anticipated in the development of our business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

GOLD AND GEMSTONE MINING INC.
(FORMERLY GLOBAL GSM SOLUTIONS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2013

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following at January 31, 2013 and 2012:

	2013	2012
Audit fees	$7,000	$4,200
Accounting fees	2,100	525
Legal	8,691	768
Transfer agent	864	250
Consulting	50,000	0
Promotion	2,621	1,130
	$71,276	$6,873

NOTE 4 – DUE TO RELATED PARTIES

An officer loaned $840 to the Company on March 5, 2008 and an additional $3,000 to the Company during the year ended January 31, 2011. The loans were due on demand, non-interest bearing and unsecured. The loans were forgiven during the year ended January 31, 2012 and recorded as contributed capital in accordance with ASC 470-50.

Additionally, during the year ended January 31, 2012, a shareholder and officer paid for expenses totaling $10,436. The amount is unsecured, non-interest bearing and due on demand. During the year ended January 31, 2013, $8,459 of this amount was repaid with the remaining $1,977 forgiven and recorded as contributed capital in accordance with ASC 470-50.

Also during the year ended January 31, 2013, a shareholder loaned the Company $900. The loan is unsecured, non-interest bearing and due on demand.

NOTE 5 – NOTES AND CONVERTIBLE NOTES PAYABLE

On February 22, 2012, the Company issued a convertible promissory note payable for $7,000. The note bears 10% interest, is secured by stock of the Company and is due in full on February 22, 2015. The loan and any accrued interest can be converted into shares of the Company’s common stock at any time at the market value on the date of conversion.

On May 30, 2012, the Company issued a convertible promissory note payable for $16,092. The note bears 10% interest, is secured by stock of the Company and is due in full on May 29, 2015. The loan and any accrued interest can be converted into shares of the Company’s common stock at any time at the market value on the date of conversion.

On July 17, 2012, the Company issued a convertible promissory note payable for $8,855. The note bears 8% interest, is secured by stock of the Company and is due in full on July 18, 2013. The loan and any accrued interest can be converted into shares of the Company’s common stock at any time at the average trading price of the Company’s stock for the 30 days preceding the conversion date. The Company valued the derivative liability associated with the beneficial conversion feature at $3,244 which was recorded as a discount on the debt and is being amortized over the life of the loan. Amortization of the debt discount of $1,622 was recorded during the year ended January 31, 2013. The Company used the following inputs to value the beneficial conversion feature; $0.04 stock price on the grant date; $0.06 exercise price; 1 year life; 178.25% volatility; and 0.18% risk-free interest rate.

GOLD AND GEMSTONE MINING INC.
(FORMERLY GLOBAL GSM SOLUTIONS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2013

NOTE 5 – NOTES AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

On October 31, 2012, the Company issued a convertible promissory note payable for $25,000. The note bears 6% interest, is secured by stock of the Company and is due in full on October 31, 2013. The loan and any accrued interest can be converted into shares of the Company’s common stock at any time at the average trading price of the Company’s stock for the 30 days preceding the conversion date. The Company valued the derivative liability associated with the beneficial conversion feature at $17,043 which was recorded as a discount on the debt and is being amortized over the life of the loan. Amortization of the debt discount of $4,261 was recorded during the year ended January 31, 2013. The Company used the following inputs to value the beneficial conversion feature; $0.08 stock price on the grant date; $0.08 exercise price; 1 year life; 199.48% volatility; and 0.18% risk-free interest rate.

On January 25, 2013, the Company issued a promissory note payable for $664. The note bears 8% interest, is unsecured and due on January 26, 2014.

Total interest expense on the notes and convertible notes payable was $2,513 during the year ended January 31, 2013.

In accordance with ASC subtopic 815-40, the beneficial conversion features of the convertible notes payable were revalued as of January 31, 2013 at $14,437 using the following inputs; $0.05 stock price on the grant date; $0.07 exercise price; 6-9 month life; 204.58% – 250.12% volatility; and 0.12% - 0.14% risk-free interest rate. The change in the value of the derivative liability of $5,850 has been recorded in other income.

NOTE 6 – COMMON STOCK

The Company had 75,000,000 common shares authorized with a par value of $ 0.001 per share. On April 11, 2012, the Company filed an amendment to increase the authorized shares to 400,000,000 with a par value of $0.001 per share.

On January 19, 2010, the Company issued 270,000,000 shares of its common stock for total cash proceeds of $6,000.

On October 28, 2010, the Company issued 60,750,000 shares of its common stock for total cash proceeds of $27,000.

On April 11, 2012, the Company filed a certificate of change effecting a 45 to 1 forward stock split. All share and per share data in these financial statements and footnotes has been adjusted retrospectively to account for the stock split.

On May 4, 2012, a shareholder returned and cancelled 180,000,000 shares of common stock.

Total shares of common stock outstanding as of January 31, 2013 and 2012 were 150,750,000 and 330,750,000, respectively.

GOLD AND GEMSTONE MINING INC.
(FORMERLY GLOBAL GSM SOLUTIONS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2013

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

On May 4, 2012, the Company entered into a collaboration agreement (the “JV Agreement”) with Ridgeback Mining (Sierra Leone) Limited (“RMSL”) regarding a joint venture on three prospective diamond and gold properties in Sierra Leone (the “Properties”). Pursuant to the JV Agreement, the Company has initiated the incorporation of Gold and Gemstone Sierra Leone Limited, a Sierra Leone company (the “JV Company”). The shares capital of the JV Company is distributed equally between our company and the shareholders of RMSL, with our company holding fifty percent and profits will be distributed evenly as well. Pursuant to the terms of the JV Agreement, RMSL will transfer the Properties into JV Company and we will provide ongoing financing for all joint venture operations. Our investment into the JV Company is required to reach $1,500,000 per concession for an aggregate total of $4,500,000 within the first twelve months of operation. Two of the three concessions (the Sandia Concession and the Nyamundu concession) were assigned to the JV Company on October 22, 2012. If we do not invest the required $1,500,000 per concession by October 31, 2013, each concession for which the requirement was not fulfilled will be returned to the ownership of RMSL. At this time the third concession (the Kambaya Concession) has not been assigned by RMSL to the JV Company and therefore there is no commitment to raise the $1,500,000 until 12 months after it has been assigned to the JV Company.

NOTE 8 – INCOME TAXES

As of January 31, 2013, the Company had net operating loss carry forwards of approximately $171,170 that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the years ended January 31, 2013 and 2012:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$39,787	$9,622
Less: valuation allowance	(39,787)	(9,622)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of January 31, 2013 and 2012:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$58,198	$18,411
Less: valuation allowance	(58,198)	(18,411)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $171,170 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to January 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

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

As of January 31, 2013, the end of the period covered by this annual report, our management carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on the foregoing, and primarily as a result of our failure to timely file this annual report on Form 10-K, our management concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report, The primary deficiencies noted by our management in respect of our disclosure controls and procedures was a lack of financial and human resources to manage disclosure obligations on an ongoing basis.

Management is committed to improving its disclosure controls and procedures and will continue to use third party specialists to address shortfalls in staffing and to assist our company with accounting and legal responsibilities.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for our company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Our chief executive officer (our principal executive officer) conducted an evaluation of the effectiveness of our internal control over financial reporting, as of January 31, 2013, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, we concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of our company's internal control over financial reporting as of evaluation date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack of Audit Committee and Outside Directors on our Company's Board of Directors: We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist our company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control

During the fiscal year ended January 31, 2013 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Effective January 16, 2013, Tim Cocker resigned as chief marketing officer and director of our company.

Effective January 17, 2013, Tom Tucker resigned as vice president of African mining operations and director of our company.

Effective April 2, 2013, Michael Arnold resigned as vice president of International Business Development and director of our company

These resignations were not the result of any disagreements with our company regarding our operations, policies, practices or otherwise.

PART III

Item 10.       Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Positions Held with the Company	Age	Date First Elected or Appointed
Charmaine King	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director	51	May 4, 2012

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Ms. Charmaine King – Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, Director

Ms. King worked in fashion/retail/cosmetics until 2001 managing several stores, vendors and clothing lines. She then went into marketing of cosmeceuticals and pharmaceuticals for Perry Hill International (South Africa) working directly with the late John Hill running the head offices in the United States. Working independently for two years on clothing and accessory lines, Ms. King started her own marketing company importing fashion accessory products to the United States from South Africa, Tibet, Afghanistan and the Himalayas, all with a philanthropic focus.

In January 2007, Ms. King travelled back to Africa and began building a network of buyers, suppliers, mining companies and other contacts within precious metals, diamonds and gemstones with a view to trading these products and also for use in fashion. Contacted in January 2008 by the Corem Rose head designer for diamonds to embellish a woman’s evening purse, Ms. King has been working on a fine jewelry line to launch in 2014 for spring.

Since January 2008 Ms. King has also worked as an independent consultant to mines, concession holders, and wholesalers; introducing them to investors and mining companies for collaboration and funding. Combining her education and experience in fashion and the arts with her links to mining companies, Ms. King has kept a focus on fine jewelry and high end fashion jewelry.

Ms. King is connected to a repertoire of buyers and suppliers of diamonds, gemstones and precious metals and has great contacts within the African mining sector through which she may be able to seek partnerships and funding for our mining projects and concessions. Ms. King also has experience in diamond, gemstone and precious metal trading and is looking forward to bring her skill to our board and assisting with the exploitation of the concessions.

We appointed Ms. King to our board of directors due to her extensive business experience and knowledge of the diamond industry.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of our common stock to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended January 31, 2013, all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Code of Ethics

We plan to adopt a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended January 31, 2013. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended January 31, 2013 we did not have any standing committee of the board of directors.

Nomination Process

As of January 31, 2013, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our company at the address on the cover of this annual report.

Audit Committee

We do not currently have an audit committee, the duties of this committee are performed by our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

During fiscal 2013, aside from quarterly review teleconferences, there were no meetings held by this committee. The business of the audit committee was conducted though these teleconferences and by resolutions consented to in writing by all the members and filed with the minutes of the proceedings of the audit committee.

Audit Committee Financial Expert

Our board of directors has determined that none of the members of our audit committee qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Item 11. Executive Compensation

None of our directors or executive officers has received any compensation from our company in the last two fiscal years. Pursuant to Item 402(a)(5) of Regulation S-K, we have omitted the table and columns as no compensation has been awarded to, earned by, or paid to these individuals.

Option Exercises

During our fiscal year ended January 31, 2013, there were no options exercised by our named officers.

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

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 4, 2013, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Charmaine King (2) 2144 Whitekirk Way Draper, Utah 84020	65,387,500 Common Shares	43.4%
Directors and Executive Officers as a Group(1)	65,387,500 Common Shares	43.4%
Tom Tucker (3) 28J Fudia Terrace, off Spur Loop Freetown, Sierra Leone	15,075,000 Common Shares	10%
Timothy Cocker (4) 10480 Dattier Court Rancho Cordova, California 95670	7,537,500 Common Shares	5%
5% or greater security holders	22,612,500 Common Shares	15%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 4, 2013. As of June 4, 2013, there were 150,750,000 shares of our company’s common stock issued and outstanding.

(2)	Charmaine King was appointed as chief executive officer, chief financial officer, president, secretary, treasurer and director of our company on May 4, 2012.

(3)	Effective January 16, 2013, Tim Cocker resigned as chief marketing officer and director of our company.

(4)	Effective January 17, 2013, Tom Tucker resigned as vice president of African mining operations and director of our company.

Securities Authorized for Issuance under Equity Compensation Plans

There were no unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers during the last two fiscal years.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended January 31, 2013, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with one director, consisting of Charmaine King. We have determined that we do not have an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended January 31, 2013 and for fiscal year ended January 31, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	January 31, 2013 $	January 31, 2012 $
Audit Fees	10,600	6,450
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	10,600	6,450

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our independent auditors are engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (which consists of our entire board of directors); or

  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors’ responsibilities to management.

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

10.4	Letter Agreement between Ridgeback Mining (Sierra Leone) Limited and the Sandoh Chiefdom with respect to the Sandoh concession (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2012)

Exhibit	Description
No.
10.5	Extension Agreement between Ridgeback Mining (Sierra Leone) Limited and the Nimiyama Sewafe Chiefdom with respect to the Nimiyama concession (incorporated by reference to our Current Report on Form 8-K filed on May 25, 2012)
10.6	Extension Agreement between Ridgeback Mining (Sierra Leone) Limited and the Nimikoro Chiefdom with respect to the Nyamundu concession (incorporated by reference to our Current Report on Form 8-K filed on May 30, 2012)
10.7	Certificate of Incorporation of Gold and Gemstone Mining S. L. Limited (incorporated by reference to our Current Report on Form 8-K filed on November 14, 2012)
10.8	Certificate of Mining Registration of Gold and Gemstone Mining S. L. Limited (incorporated by reference to our Current Report on Form 8-K filed on November 14, 2012)
10.9	Assignment Notice to the Nimiyama Chiefdom delivered on October 22, 2012 (incorporated by reference to our Current Report on Form 8-K/A filed on December 4, 2012)
10.10	Assignment Notice to the Nimikoro Chiefdom delivered on October 22, 2012 (incorporated by reference to our Current Report on Form 8-K/A filed on December 4, 2012)
10.11	Joint Venture Agreement between our company and TTM Global Enterprises Ltd. dated November 28, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 5, 2012)
10.12	Joint Venture Agreement between our company and Orange Blue Mining Ltd. dated November 28, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 5, 2012)
10.13	Collaboration Agreement between our company and Tell Mining Group dated February 8, 2013 (incorporated by reference to our Current Report on Form 8-K filed on February 12, 2013)
10.14	Registration Rights Agreement between our company and Deer Valley Management, LLC dated January 25, 2013 (incorporated by reference to our Current Report on Form 8-K filed on March 11, 2013)
10.15	Investment Agreement between our company and Deer Valley Management, LLC dated January 25, 2013 (incorporated by reference to our Current Report on Form 8-K filed on March 11, 2013)
10.16*	Securities Purchase Agreement between our company and Asher Enterprises, Inc. dated February 22, 2013
10.17*	Convertible Promissory Note between our company and Asher Enterprises, Inc. dated February 22, 2013
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

GOLD AND GEMSTONE MINING INC.
(Registrant)

Dated: June 4, 2013	/s/Charmaine King
Charmaine King
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer, Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

GOLD AND GEMSTONE MINING INC.
(Registrant)

Dated: June 4, 2013	/s/Charmaine King
Charmaine King
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer, Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)