Form 10-Q
period 2013-04-30
Gold & Gemstone Mining Inc.
filed 2013-06-19
CIK 1485156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

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
150,750,000 common shares issued and outstanding as of June 18, 2013.

GOLD AND GEMSTONE MINING INC.

Form 10-Q

No table of contents entries found.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

GOLD AND GEMSTONE MINING INC.

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

APRIL 30, 2013

GOLD AND GEMSTONE MINING INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS (unaudited)
AS OF APRIL 30, 2013 AND JANUARY 31, 2013

	April 30,
	2013	January 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$0	$0
Deferred financing costs	6,750	0

TOTAL ASSETS	$6,750	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Bank overdraft	$3,791	$20
Accrued expenses	64,276	71,276
Accrued interest	3,478	2,513
Shareholder loans	900	900
Convertible notes payable, net of debt discount	90,015	19,451
Derivative liability	143,850	14,437
Note payable	664	664
Total Current Liabilities	306,974	109,261

Long-term Debt
Convertible notes payable	0	23,092

Total Liabilities	306,974	132,353

Stockholders’ Equity (Deficit)
Common stock, $.0001 par value, 400,000,000 shares authorized, 150,750,000 shares issued and outstanding	150,750	150,750
Additional paid in capital	1,977	1,977
Deficit accumulated during the exploration stage	(452,951)	(285,080)
Total Stockholders’ Equity (Deficit)	(300,224)	(132,353)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,750	$0

See accompanying notes to financial statements.

GOLD AND GEMSTONE MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS ENDED APRIL 30, 2013 AND 2012
FOR THE PERIOD FROM MARCH 5, 2008 (INCEPTION) TO APRIL 30, 2013

			Period from
	Three months	Three months	March 5, 2008
	ended April 30,	ended April 30,	(Inception) to
	2013	2012	April 30, 2013

REVENUES	$0	$0	$0

OPERATING EXPENSES
Incorporation costs	0	0	840
Professional fees	15,191	11,847	90,967
Consulting fees	0	7,000	57,000
Transfer agent expense	0	2,954	24,038
Compensation	7,700	0	7,700
General and administrative	9,629	0	27,294
TOTAL OPERATING EXPENSES	32,520	21,801	200,839

LOSS FROM OPERATIONS	(32,520)	(21,801)	(200,839)

OTHER INCOME (EXPENSE)
Interest expense	(966)	0	(3,784)
Amortization of debt discount	(4,972)	0	(10,855)
Change in value of derivative liability	(129,413)	0	(123,563)
TOTAL OTHER INCOME (EXPENSE)	(135,351)	0	(138,202)

LOSS BEFORE INCOME TAXES	(167,871)	(21,801)	(339,041)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(167,871)	$(21,801)	$(339,041)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	150,750,000	330,750,000

See accompanying notes to financial statements.

GOLD AND GEMSTONE MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)
FOR THE PERIOD FROM MARCH 5, 2008 (INCEPTION) TO APRIL 30, 2013

				Deficit accumulated
				during the
	Common stock		Additional paid in	exploration
	Shares	Amount	capital	stage	Total
Inception, March 5, 2008	-	$-	$-	$-	$-
Net loss for the period from March 5, 2008 (inception) to January 31, 2009	-	-	-	(840)	(840)
Balance, January 31, 2009	-	-	-	(840)	(840)
Shares issued for cash	270,000,000	6,000	-	-	6,000
Net loss for the year ended January 31, 2010	-	-	-	(4,900)	(4,900)
Balance, January 31, 2010	270,000,000	6,000	-	(5,740)	260
Shares issued for cash	60,750,000	1,350	25,650	-	27,000
Net loss for the year ended January 31, 2011				(20,108)	(20,108)
Balance, January 31, 2011	330,750,000	7,350	25,650	(25,848)	7,152
Forgiveness of shareholder debt	-	-	3,840	-	3,840
Net loss for the year ended January 31, 2012	-	-	-	(28,301)	(28,301)
Balance, January 31, 2012	330,750,000	7,350	29,490	(54,149)	(17,309)
Cancellation and retirement of shares	(180,000,000)	(4,000)	4,000	-	0
Par value adjustment for 45:1 stock split	-	147,400	(33,490)	(113,910)	0
Forgiveness of shareholder debt	-	-	1,977	-	1,977
Net loss for the year ended January 31, 2013	-	-	-	(117,021)	(117,021)
Balance, January 31, 2013	150,750,000	150,750	1,977	(285,080)	(132,353)
Net loss for the period ended April 30, 2013	-	-	-	(167,871)	(167,871)
Balance, April 30, 2013	150,750,000	$150,750	$1,977	$(452,951)	$(300,224)

See accompanying notes to financial statements.

GOLD AND GEMSTONE MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED APRIL 30, 2013 AND 2012
FOR THE PERIOD FROM MARCH 5, 2008 (INCEPTION) TO APRIL 30, 2013

			Period from
	Three months	Three months	March 5, 2008
	ended April 30,	ended April 30,	(Inception) to
	2013	2012	April 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(167,871)	$(21,801)	$(339,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	4,972	0	10,855
Change in value of derivative liability	129,413	0	123,563
Changes in assets and liabilities:
Increase in deferred financing costs	(6,750)	0	(6,750)
Increase in bank overdraft	3,771	0	3,791
Increase (decrease) in accrued expenses	(7,000)	8,004	64,276
Increase in accrued interest	965	0	3,478
Net Cash Used in Operating Activities	(42,500)	(13,797)	(139,828)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	0	0	664
Proceeds from convertible notes payable	42,500	0	99,447
Proceeds from shareholder loans	0	13,797	15,176
Repayment of shareholder loans	0	0	(8,459)
Proceeds from sale of common stock	0	0	33,000
Net Cash Provided by Financing Activities	42,500	13,797	139,828

NET DECREASE IN CASH AND CASH EQUIVALENTS	0	0	0
Cash and cash equivalents, beginning of period	0	0	0
Cash and cash equivalents, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Forgiveness of shareholder debt	$0	$0	$5,817
Derivative liability recorded on initial valuation of convertible notes payable	$0	$0	$20,287

See accompanying notes to financial statements.

GOLD AND GEMSTONE MINING INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business
Gold and GemStone Mining Inc. (formerly Global GSM Solutions, Inc.) (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on March 5, 2008.

On April 24, 2012, the Company amended its articles of incorporation to change the name of the Company to Gold and GemStone Mining Inc. The Company's principal business is the acquisition and exploration of mineral resources.

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 and $0 of cash as of April 30, 2013 and January 31, 2013 respectively.

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
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2013

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2013.

Comprehensive Income
The Company has established standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, the Company would disclose this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. The Company has not had any significant transactions that are required to be reported in other comprehensive income.

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

GOLD AND GEMSTONE MINING INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2013

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following at April 30, 2013 and January 31, 2013:

	2013	2012
Audit fees	$0	$7,000
Accounting fees	2,100	2,100
Legal	8,691	8,691
Transfer agent	864	864
Consulting	50,000	50,000
Promotion	2,621	2,621
	$64,276	$71,276

NOTE 4 – DUE TO RELATED PARTIES

An officer loaned $840 to the Company on March 5, 2008 and an additional $3,000 to the Company during the year ended January 31, 2011. The loans were due on demand, non-interest bearing and unsecured. The loans were forgiven during the year ended January 31, 2012 and recorded as contributed capital in accordance with ASC 470-50.

Additionally, during the year ended January 31, 2012, a shareholder and officer paid for expenses totaling $10,436. The amount is unsecured, non-interest bearing and due on demand. During the year ended April 30, 2013, $8,459 of this amount was repaid with the remaining $1,977 forgiven and recorded as contributed capital in accordance with ASC 470-50.

Also during the year ended January 31, 2013 a shareholder loaned the Company $900. The loan is unsecured, non-interest bearing and due on demand.

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

On July 17, 2012, the Company issued a convertible promissory note payable for $8,855. The note bears 8% interest, is secured by stock of the Company and is due in full on July 18, 2013. The loan and any accrued interest can be converted into shares of the Company’s common stock at any time at the average trading price of the Company’s stock for the 30 days preceding the conversion date. The Company valued the derivative liability associated with the beneficial conversion feature at $3,244 which was recorded as a discount on the debt and is being amortized over the life of the loan. Amortization of the debt discount of $811 was recorded during the period ended April 30, 2013. The Company used the following inputs to value the beneficial conversion feature; $0.04 stock price on the grant date; $0.06 exercise price; 1 year life; 178.525% volatility; and 0.18% risk-free interest rate.

GOLD AND GEMSTONE MINING INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2013

NOTE 5 – NOTES AND CONVERTIBLE NOTES PAYABLE (continued)

On October 31, 2012, the Company issued a convertible promissory note payable for $25,000. The note bears 6% interest, is secured by stock of the Company and is due in full on October 31, 2013. The loan and any accrued interest can be converted into shares of the Company’s common stock at any time at the average trading price of the Company’s stock for the 30 days preceding the conversion date. The Company valued the derivative liability associated with the beneficial conversion feature at $17,043 which was recorded as a discount on the debt and is being amortized over the life of the loan. Amortization of the debt discount of $4,261 was recorded during the period ended April 30, 2013. The Company used the following inputs to value the beneficial conversion feature; $0.08 stock price on the grant date; $0.08 exercise price; 1 year life; 199.48% volatility; and 0.18% risk-free interest rate.

On January 25, 2013, the Company issued a promissory note payable for $664. The note bears 8% interest, is unsecured and due on January 26, 2014.

On February 22, 2013 the Company issued a promissory note payable for $ 42,500. The note bears interest at 8% is secured by stock of the Company and is due in full on November 26, 2013. Financing costs related to the note payable of $ 6,250 will be amortized over the life of the note.

Total interest expense on the notes and convertible notes payable was $2,513 during the year ended April 30, 2013.

In accordance with ASC subtopic 815-40, the beneficial conversion features of the convertible notes payable were revalued as of April 30, 2013 at $143,850 using the following inputs; $0.05 stock price on the grant date; $0.01 exercise price; 2-6 month life; 250.12% volatility; and 0.12% - 0.14% risk-free interest rate. The change in the value of the derivative liability of $129,413 has been recorded in other income.

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

Total shares of common stock outstanding as of April 30, 2013 and January 31, 2013 were 150,750,000.

GOLD AND GEMSTONE MINING INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2013

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

NOTE 8 – INCOME TAXES

As of April 30, 2013, the Company had net operating loss carry forwards of approximately $339,000 that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the three months ended April 30, 2013 and 2012:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$57,076	$9,622
Less: valuation allowance	(57,076)	(9,622)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of April 30, 2013 and January 31, 2013:

	April 30,	January 31,
	2013	2013
Deferred tax asset attributable to:
Net operating loss carryover	$115,274	$58,198
Less: valuation allowance	(115,274)	(58,198)
Net deferred tax asset	$0	$0

GOLD AND GEMSTONE MINING INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2013

NOTE 8 – INCOME TAXES (CONYINUED)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $339,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to April 30, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

Three Month Period Ended April 30, 2013 Compared to the Three Month Period Ended April 30, 2012 and the Period from Inception (March 5, 2008) to April 30, 2013.

						Period from
		Three months		Three months		March 5, 2008
		ended		ended		(Inception) to
		April 30,		April 30,		April 30,
		2013		2012		2013
Revenue	$	Nil	$	Nil	$	Nil
Operating Expenses		$32,520		$21,801		$200,839
Other Expenses		$135,351	$	Nil		$138,202
Net Income (Loss)		$(167,871)		$(21,801)		$(339,041)

Our net loss for the three month period ended April 30, 2013 was $167,871 compared to a net loss of $21,801 for the three month period ended April 30, 2012. Our net loss was $339,041 during the period from inception (March 5, 2008) to April 30, 2013. During the three month period ended April 30, 2013, we did not generate any revenue.

					Period from
		Three months		Three months	March 5, 2008
		ended		ended	(Inception) to
		April 30,		April 30,	April 30,
		2013		2012	2013
Incorporation costs	$	Nil	$	Nil	$840
Professional fees		$15,191		$11,847	$90,967
Consulting fees	$	Nil		$7,000	$57,000
Transfer agent expense	$	Nil		$2,954	$24,038
General and administrative		$9,629	$	Nil	$27,294

Other Expenses:
Interest expense		$966	$	Nil	$3,784
Amortization of debt discount		$4,972	$	Nil	$10,855
Change in value of derivative liability		$129,413	$	Nil	$123,563

During the three month period ended April 30, 2013, we incurred operating expenses of $32,520 compared to $21,801 for the three month period ended April 30, 2012. We incurred $200,839 during the period from inception (March 5, 2008) to April 30, 2013. The increase in our operating expenses was primarily due to increased professional fees, compensation and general and administrative expenses.

Liquidity and Capital Resources

Working Capital

	As at		As at
	April 30,		January 31,
	2013		2013
Current Assets	$6,750	$	Nil
Current Liabilities	$306,974		$109,261
Working Capital (Deficit)	$(300,224)		$(109,261)

Cash Flows

						Period from
		Three months		Three months		March 5, 2008
		Ended		Ended		(Inception) to
		April 30,		April 30,		April 30,
		2013		2012		2013
Net cash used in operating activities		$(42,500)		$(13,797)		$(139,828)
Net cash used in investing activities	$	Nil	$	Nil	$	Nil
Net cash provided by financing activities		$42,500		$13,797		$139,828
Increase (decrease) in cash	$	Nil	$	Nil	$	Nil

As at April 30, 2013, our current assets were $6,670 compared to $Nil in current assets as at January 31, 2013. As at April 30, 2013, our current liabilities were $306,974 compared to $109,261 current liabilities as at January 31, 2013. Current liabilities at April 30, 2013 were comprised of $3,791 in bank overdraft, $64,276 in accrued expenses, $3,478 in accrued interest, $900 in shareholder loans, $90,015 in convertible notes payable, $143,850 in derivative liability and $664 in notes payable.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended April 30, 2013, net cash flows used in operating activities was $42,500 consisting of a net loss of $167,872, a decrease in prepaid expenses of $7,000 and an increase in accrued expenses of $965. Net cash flows used in operating activities was $139,828 for the period from March 5, 2008 (inception) to April 30, 2013.

Cash Flows from Investing Activities

For the three month period ended April 30, 2013, we did not generate any cash flows from investing activities.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended April 30, 2013, net cash flows from financing activities was $42,500. For the period from inception (March 5, 2008) to April 30, 2013, net cash provided by financing activities was $139,828 received mainly from related party loans and convertible loans.

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

Going Concern

The independent auditors' report accompanying our January 31, 2013 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Cash and Cash Equivalents

Our company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. Our company had $0 and $0 of cash as of April 30, 2013 and January 31, 2013 respectively.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing our company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2013.

Comprehensive Income

Our company has established standards for reporting and display of comprehensive income, its components and accumulated balances. When applicable, our company would disclose this information on its Statement of Stockholders’ Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners. Our company has not had any significant transactions that are required to be reported in other comprehensive income.

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

GOLD AND GEMSTONE MINING INC.

Date: June 19, 2013	/s/Charmaine King
Charmaine King
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)