Form 10-Q/A
period 2013-04-30
Gold & Gemstone Mining Inc.
filed 2013-06-20
CIK 1485156

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

EXPLANATORY NOTE

Our company is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to our quarterly report on Form 10-Q for the period ended April 30, 2013 (the “Form 10-Q”) (filed with the Securities and Exchange Commission on June 19, 2013 (the “Original Filing Date”)) to add the table of contents and page numbers, amend the financial statements and related financial information, and to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from our Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not materially modify or update disclosures made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed as of the date of this Amendment No. 1 and are included as Exhibits 31.1 and 32.1 hereto.

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

GOLD AND GEMSTONE MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS ENDED APRIL 30, 2013 AND 2012
FOR THE PERIOD FROM MARCH 5, 2008 (INCEPTION) TO APRIL 30, 2013

			Period from
	Three months	Three months	March 5, 2008
	ended April 30,	ended April 30,	(Inception) to
	2013	2012	April 30, 2013

REVENUES	$0	$0	$0

OPERATING EXPENSES
Incorporation costs	0	0	840
Professional fees	15,191	11,847	83,967
Consulting fees	0	7,000	57,000
Transfer agent expense	0	2,954	24,038
Compensation	7,700	0	7,700
General and administrative	9,629	0	27,294
TOTAL OPERATING EXPENSES	32,520	21,801	200,839

LOSS FROM OPERATIONS	(32,520)	(21,801)	(200,839)

OTHER INCOME (EXPENSE)
Interest expense	(966)	0	(3,784)
Amortization of debt discount	(4,972)	0	(10,855)
Change in value of derivative liability	(129,413)	0	(123,563)
TOTAL OTHER INCOME (EXPENSE)	(135,351)	0	(138,202)

LOSS BEFORE INCOME TAXES	(167,871)	(21,801)	(339,041)

PROVISION FOR INCOME TAXES	0	0	0

NET LOSS	$(167,871)	$(21,801)	$(339,041)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	150,750,000	330,750,000

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

					Period from
		Three months		Three months	March 5, 2008
		ended		ended	(Inception) to
		April 30,		April 30,	April 30,
		2013		2012	2013
Incorporation costs	$	Nil	$	Nil	$840
Professional fees		$15,191		$11,847	$83,967
Consulting fees	$	Nil		$7,000	$57,000
Transfer agent expense	$	Nil		$2,954	$24,038
Compensation		$7,700	$	Nil	$7,700
General and administrative		$9,629	$	Nil	$27,294

Other Expenses:
Interest expense		$966	$	Nil	$3,784
Amortization of debt discount		$4,972	$	Nil	$10,855
Change in value of derivative liability		$129,413	$	Nil	$123,563

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

GOLD AND GEMSTONE MINING INC.

Date: June 20, 2013	/s/Charmaine King
Charmaine King
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)