Form 10-Q
period 2013-07-31
Gold & Gemstone Mining Inc.
filed 2013-10-09
CIK 1485156

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
[   ] YES     [X] NO

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
166,250,000 common shares issued and outstanding as of September 30, 2013.

GOLD AND GEMSTONE MINING INC.

Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.               Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

GOLD AND GEMSTONE MINING INC.

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

JULY 31, 2013

GOLD AND GEMSTONE MINING INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS (unaudited)
AS OF JULY 31, 2013 AND JANUARY 31, 2013

	July 31,
	2013	January 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$0	$0
Deferred financing costs	6,750	0

TOTAL ASSETS	$6,750	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Bank overdraft	$3,801	$20
Accrued expenses	116,300	71,276
Accrued interest	4,444	2,513
Shareholder loans	900	900
Convertible notes payable, net of debt discount	74,395	19,451
Derivative liability	143,850	14,437
Note payable	664	664
Total Current Liabilities	344,354	109,261

Long-term Debt
Convertible notes payable	23,092	23,092

Total Liabilities	367,446	132,353

Stockholders’ Equity (Deficit)
Common stock, $.001 par value, 400,000,000 shares authorized, 166,250,000 shares issued and outstanding (January 31, 2013-150,750,000)	166,250	150,750
Additional paid in capital	1,477	1,977
Deficit accumulated during the exploration stage	(528,423)	(285,080)
Total Stockholders’ Equity (Deficit)	(360,696)	(132,353)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$6,750	$0

See accompanying notes to financial statements.

GOLD AND GEMSTONE MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2013 AND 2012
FOR THE PERIOD FROM MARCH 5, 2008 (INCEPTION) TO JULY 31, 2013

					Period from
					March 5,
	Three	Three			2008
	months	months	Six months	Six months	(Inception)
	ended July	ended July	ended July	ended July	to July 31,
	31, 2013	31, 2012	31, 2013	31, 2012	2013

REVENUES	$0	$0	$0	$0	$0

OPERATING EXPENSES
Incorporation costs	0	0	0	0	840
Professional fees	2,025	15,033	17,216	26,880	85,992
Consulting fees	50,000	30,000	50,000	37,000	107,000
Transfer agent expense	0	3,855	0	6,809	24,038
Compensation	9,135	0	16,835	0	16,835
General and administrative	8,375	21	18,004	21	35,669
TOTAL OPERATING EXPENSES	69,535	48,909	102,055	70,710	270,374

LOSS FROM OPERATIONS	(69,535)	(48,909)	(102,055)	(70,710)	(270,374)

OTHER INCOME (EXPENSE)
Interest expense	(965)	0	(1,931)	0	(4,749)
Amortization of debt discount	(4,972)	0	(9,944)	0	(15,827)
Change in value of derivative liability	-	0	(129,413)	0	(123,563)
TOTAL OTHER INCOME (EXPENSE)	(5,937)	0	(141,288)		(144,139)

LOSS BEFORE INCOME TAXES	(75,472)	(48,909)	(243,343)	(70,710)	(414,513)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$(75,472)	$(48,909)	$(243,343)	$(70,710)	$(414,513)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	161,083,333	242,750,000	154,583,333	286,750,000

See accompanying notes to financial statements.

GOLD AND GEMSTONE MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)
FOR THE PERIOD FROM MARCH 5, 2008 (INCEPTION) TO JULY 31, 2013

				Deficit accumulated
				during the
	Common stock		Additional paid in	exploration
	Shares	Amount	capital	stage	Total

Inception, March 5, 2008	-	$-	$-	$-	$-

Net loss for the period from March 5, 2008 (inception) to January 31, 2009	-	-	-	(840)	(840)

Balance, January 31, 2009	-	-	-	(840)	(840)

Shares issued for cash	270,000,000	6,000	-	-	6,000

Net loss for the year ended January 31, 2010	-	-	-	(4,900)	(4,900)

Balance, January 31, 2010	270,000,000	6,000	-	(5,740)	260

Shares issued for cash	60,750,000	1,350	25,650	-	27,000

Net loss for the year ended January 31, 2011				(20,108)	(20,108)

Balance, January 31, 2011	330,750,000	7,350	25,650	(25,848)	7,152

Forgiveness of shareholder debt	-	-	3,840	-	3,840

Net loss for the year ended January 31, 2012	-	-	-	(28,301)	(28,301)

Balance, January 31, 2012	330,750,000	7,350	29,490	(54,149)	(17,309)

Cancellation and retirement of shares	(180,000,000)	(4,000)	4,000	-	0

Par value adjustment for 45:1 stock split	-	147,400	(33,490)	(113,910)	0

Forgiveness of shareholder debt	-	-	1,977	-	1,977

Net loss for the year ended January 31, 2013	-	-	-	(117,021)	(117,021)

Balance, January 31, 2013	150,750,000	150,750	1,977	(285,080)	(132,353)

Shares issued for debt	15,500,000	15,500	(500)	-	15,000

Net loss for the period ended July 31, 2013	-	-	-	(243,343)	(243,343)

Balance, July 31, 2013	166,250,000	$166,250	$1,477	$(528,423)	$(360,696)

See accompanying notes to financial statements.

GOLD AND GEMSTONE MINING INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE SIX MONTHS ENDED JULY 31, 2013 AND 2012
FOR THE PERIOD FROM MARCH 5, 2008 (INCEPTION) TO JULY 31, 2013

			Period from
	Six months	Six months	March 5, 2008
	ended July 31,	ended July 31,	(Inception) to
	2013	2012	July 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(243,343)	$(70,710)	$(414,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	9,944	0	15,827
Change in value of derivative liability	129,413	0	123,563
Changes in assets and liabilities:
Increase in deferred financing costs	(6,750)	0	(6,750)
Increase in bank overdraft	3,781	0	3,801
Increase (decrease) in accrued expenses	45,025	46,558	116,300
Increase in accrued interest	1,930	0	4,444
Net Cash Used in Operating Activities	(60,000)	(24,152)	(157,328)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	0	0	664
Proceeds from convertible notes payable	60,000	8,855	116,947
Proceeds from shareholder loans	0	15,297	15,176
Repayment of shareholder loans	0	0	(8,459)
Proceeds from sale of common stock	0	0	33,000
Net Cash Provided by Financing Activities	60,000	24,152	157,328

NET DECREASE IN CASH AND CASH EQUIVALENTS	0	0	0
Cash and cash equivalents, beginning of period	0	0	0
Cash and cash equivalents, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Forgiveness of shareholder debt	$0	$0	$5,817
Derivative liability recorded on initial valuation of convertible notes payable	$0	$0	$20,287
Shares issued for debt	$15,000	$0	$15,000

See accompanying notes to financial statements.

GOLD AND GEMSTONE MINING INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JULY 31, 2013

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

Cash and Cash Equivalents
The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 and $0 of cash as of July 31, 2013 and January 31, 2013 respectively.

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
JULY 31, 2013

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2013.

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

GOLD AND GEMSTONE MINING INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JULY 31, 2013

NOTE 3 – ACCRUED EXPENSES

Accrued expenses consisted of the following at July 31, 2013 and January 31, 2013:

	July 31,	January 31,
	2013	2013
Audit fees	$0	$7,000
Accounting fees	4,124	2,100
Legal	8,691	8,691
Transfer agent	864	864
Consulting	100,000	50,000
Promotion	2,621	2,621
	$116,300	$71,276

NOTE 4 – DUE TO RELATED PARTIES

An officer loaned $840 to the Company on March 5, 2008 and an additional $3,000 to the Company during the year ended January 31, 2011. The loans were due on demand, non-interest bearing and unsecured. The loans were forgiven during the year ended January 31, 2012 and recorded as contributed capital in accordance with ASC 470-50.

Additionally, during the year ended January 31, 2012, a shareholder and officer paid for expenses totaling $10,436. The amount is unsecured, non-interest bearing and due on demand. During the year ended July 31, 2013, $8,459 of this amount was repaid with the remaining $1,977 forgiven and recorded as contributed capital in accordance with ASC 470-50.

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

On July 17, 2012, the Company issued a convertible promissory note payable for $8,855. The note bears 8% interest, is secured by stock of the Company and is due in full on July 18, 2013. The loan and any accrued interest can be converted into shares of the Company’s common stock at any time at the average trading price of the Company’s stock for the 30 days preceding the conversion date. The Company valued the derivative liability associated with the beneficial conversion feature at $3,244 which was recorded as a discount on the debt and is being amortized over the life of the loan. Amortization of the debt discount of $811 was recorded during the period ended July 31, 2013. The Company used the following inputs to value the beneficial conversion feature; $0.04 stock price on the grant date; $0.06 exercise price; 1 year life; 178.525% volatility; and 0.18% risk-free interest rate.

GOLD AND GEMSTONE MINING INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JULY 31, 2013

NOTE 5 – NOTES AND CONVERTIBLE NOTES PAYABLE (continued)

On October 31, 2012, the Company issued a convertible promissory note payable for $25,000. The note bears 6% interest, is secured by stock of the Company and is due in full on October 31, 2013. The loan and any accrued interest can be converted into shares of the Company’s common stock at any time at the average trading price of the Company’s stock for the 30 days preceding the conversion date. The Company valued the derivative liability associated with the beneficial conversion feature at $17,043 which was recorded as a discount on the debt and is being amortized over the life of the loan. Amortization of the debt discount of $4,261 was recorded during the period ended July 31, 2013. The Company used the following inputs to value the beneficial conversion feature; $0.08 stock price on the grant date; $0.08 exercise price; 1 year life; 199.48% volatility; and 0.18% risk-free interest rate.

On January 25, 2013, the Company issued a promissory note payable for $664. The note bears 8% interest, is unsecured and due on January 26, 2014.

On February 22, 2013 the Company issued a promissory note payable for $42,500. The note bears interest at 8% is secured by stock of the Company and is due in full on November 26, 2013. Financing costs related to the note payable of $6,250 will be amortized over the life of the note.

On June 19, 2013, the Company entered into a credit facility agreement in the total amount of $ 300,000. In the event that the Company repays any loan amounts within 90 days of the effective date of the agreement (June 19, 2013) the loan will be non-interest bearing. In the event that the loan balance is not repaid within the 90 day period, there will be charged a 12% interest fee. The amount of any draws made on the credit facility is convertible into shares of common stock of the Company at the lower of $ 0.0025 per share or the lowest trading price of the shares of the common stock in the last 25 days before the date of the conversion. As at July 31, 2013, $17,500 of the credit facility had been utilized

Total interest expense on the notes and convertible notes payable was $2,513 during the period ended July 31, 2013.

In accordance with ASC subtopic 815-40, the beneficial conversion features of the convertible notes payable were revalued as of July 31, 2013 at $143,850 using the following inputs; $0.05 stock price on the grant date; $0.01 exercise price; 2-6 month life; 250.12% volatility; and 0.12% - 0.14% risk-free interest rate. The change in the value of the derivative liability of $129,413 has been recorded in other income.

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

GOLD AND GEMSTONE MINING INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JULY 31,

NOTE 6 – COMMON STOCK (continued)

On June 26, 2013 and July 17, 2013 the Company issued 7,500,000 and 8,000,000 shares of its common stock for $9,000 and $6,000 of debt.

Total shares of common stock outstanding as of July 31, 2013 and January 31, 2013 were 166,250,000 and 150,750,000 respectively.

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

NOTE 8 – INCOME TAXES

As of July 31, 2013, the Company had net operating loss carry forwards of approximately $364,000 that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the six months ended July 31, 2013 and 2012:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$82,700	$24,041
Less: valuation allowance	(82,700)	(24,041)
Net provision for Federal income taxes	$0	$0

GOLD AND GEMSTONE MINING INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
July 31, 2013

NOTE 8 – INCOME TAXES (CONTINUED)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of July 31, 2013 and January 31, 2013:

	July 31,	January 31,
	2013	2013
Deferred tax asset attributable to:
Net operating loss carryover	$140,898	$58,198
Less: valuation allowance	(140,898)	(58,198)
Net deferred tax asset	$0	$0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $389,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to July 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the event described below.

On September 5, 2013, the Company converted $4,500 of debt into 8,000,000 shares of common stock of the Company.

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

General Overview

We were incorporated in the State of Nevada as a for-profit company on March 5, 2008 under the name Global GSM Solutions Inc. We established a fiscal year end of January 31. We do not have revenues, have minimal assets and have incurred losses since inception. Our company was originally formed to develop, manufacture, and distribute our product and services to the gaming and vending industry that allows remote monitoring of amusement and vending devices. Our product was intended to improve security, productivity, and profitability of devices such as arcade games, toy dispensing machines, redemption games and vending machines. We were not able to raise sufficient capital to carry out our business plan and our management changed our focus to acquiring operating assets or businesses. On May 4, 2012, we entered into a collaboration agreement (the “JV Agreement”) and changed our business to that of mineral exploration.

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

On May 4, 2012, we entered into a collaboration agreement (the “JV Agreement”) with Ridgeback Mining (Sierra Leone) Limited (“RMSL”) regarding a joint venture on three prospective diamond and gold properties in Sierra Leone. Pursuant to the JV Agreement, on March 22, 2012, we incorporated of Gold and Gemstone S. L. Limited, a Sierra Leone company (the “JV Company”). The share capital of the JV Company is distributed equally between our company and the shareholders of RMSL, with our company holding 50%. Profits will be distributed evenly as well. Pursuant to the terms of the JV Agreement, RMSL will transfer the properties into JV Company and we will provide ongoing financing for all joint venture operations. Our investment into the JV Company is required to reach $1,500,000 per concession for an aggregate total of $4,500,000 within the first twelve months of operation. Two of the three concessions (the Sandia Concession and the Nyamundu concession) were assigned in to the JV Company on October 22, 2012. If we do not invest the required $1,500,000 per concession within the first twelve months, each concession for which the requirement was not fulfilled will be returned to the ownership of RMSL. At this time the third concession (the Kambaya Concession) has not been assigned by RMSL in to the JV Company and therefore there is no commitment to raise the $1,500,000 until 12 months after it has been assigned to the JV Company.

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

In connection with the investment agreement, we also entered into a registration rights agreement with Deer Valley Management dated January 25, 2013, whereby we agreed to file a Registration Statement on Form S-1 with the Securities and Exchange Commission within 21 days of the date of the registration rights agreement. As at the date of this report we have not complied with our obligation to file a registration statement on Form S-1 pursuant to the registration rights agreement and the investment agreement with Deer Valley Management and we are therefore in default of those Agreements.

Effective February 8, 2013, our company entered into a collaboration agreement with Tell Mining Group for the exploration and development of mineral properties in Africa. Tell Mining is an active owner and developer of gold mining concessions in Ghana. Each concession constitutes a separate mining project. The agreement contemplates the creation of a joint venture company in Ghana (the “Ghana JV Company”) for which our company and Tell Mining shall each hold 50% of the issued and outstanding ordinary shares of the Ghana JV Company. Our company is required to deposit $10,000 cash with Tell Mining prior to commencement of mining along with 15% of net profits once in production, paid quarterly per concession. The term of the agreement is 5 years. As at the date of this report no action has been taken in respect of the collaboration agreement with Tell Mining and we have not made any payment pursuant to the agreement.

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

Three and Six Month Periods Ended July 31, 2013 Compared to the Three and Six Month Periods Ended July 31, 2012 and the Period from Inception (March 5, 2008) to July 31, 2013.

										Period
										from
										March 5,
		Three		Three		Six		Six		2008
		months		months		months		months		(Inception)
		ended		ended		ended		ended		to
		July 31,		July 31,		July 31,		July 31,		July 31,
		2013		2012		2013		2012		2013
Revenue	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Operating Expenses		$69,535		$48,909		$102,055		$70,710		$270,374
Other Expenses		$5,937	$	Nil		$141,288	$	Nil		$144,139
Net Income (Loss)		$(75,472)		$(48,909)		$(243,343)		$(70,710)		$(414,513)

Our net loss for the three month period ended July 31, 2013 was $75,472 compared to a net loss of $48,909 for the three month period ended July 31, 2012. Our net loss for the six month period ended July 31, 2013 was $243,343 compared to a net loss of $70,710 for the six month period ended July 31, 2012. Our net loss was $414,513 during the period from inception (March 5, 2008) to July 31, 2013. During the three and six month periods ended July 31, 2013, we did not generate any revenue.

									Period
									from
									March 5,
		Three		Three		Six		Six	2008
		months		months		months		months	(Inception)
		ended		ended		ended		ended	to
		July 31,		July 31,		July 31,		July 31,	July 31,
		2013		2012		2013		2012	2013
Incorporation costs	$	Nil	$	Nil	$	Nil	$	Nil	$840
Professional fees		$2,025		$15,033		$17,216		$26,880	$85,992
Consulting fees		$50,000		$30,000		$50,000		$37,000	$107,000
Transfer agent expense	$	Nil		$3,855	$	Nil		$6,809	$24,038
Compensation		$9,135	$	Nil		$16,835	$	Nil	$16,835
General and administrative		$8,375		$21		$18,004		$21	$35,669

Other Expenses:
Interest expense		$965	$	Nil		$1,931	$	Nil	$4,749
Amortization of debt discount		$4,972	$	Nil		$9,944	$	Nil	$15,827
Change in value of derivative liability	$	Nil	$	Nil		$129,413	$	Nil	$123,563

During the three month period ended July 31, 2013, we incurred operating expenses of $69,535 compared to $48,909 for the three month period ended July 31, 2012. During the six month period ended July 31, 2013, we incurred operating expenses of $102,055 compared to $70,710 for the six month period ended July 31, 2012. We incurred $270,374 during the period from inception (March 5, 2008) to July 31, 2013. The increase in our operating expenses during the three and six month periods ended July 31, 2013 was primarily due to increased consulting fees, compensation and general and administrative expenses.

Liquidity and Capital Resources

Working Capital

	As at		As at
	July 31,		January 31,
	2013		2013
Current Assets	$6,750	$	Nil
Current Liabilities	$344,354		$109,261
Working Capital (Deficit)	$(337,604)		$(109,261)

Cash Flows

						Period from
						March 5,
		Six		Six		2008
		months		months		(Inception)
		ended		ended		to
		July 31,		July 31,		July 31,
		2013		2012		2013
Net cash used in operating activities		$(60,000)		$(24,152)		$(157,328)
Net cash provided by financing activities		$60,000		$24,152		$157,328
Net cash used in investing activities	$	Nil	$	Nil	$	Nil
Increase (decrease) in cash	$	Nil	$	Nil	$	Nil

As at July 31, 2013, our current assets were $6,750 compared to $Nil in current assets as at January 31, 2013. As at July 31, 2013, our current liabilities were $344,354 compared to $109,261 current liabilities as at January 31, 2013. Current liabilities at July 31, 2013 were comprised of $3,801 in bank overdraft, $116,300 in accrued expenses, $4,444 in accrued interest, $900 in shareholder loans, $74,395 in convertible notes payable, $143,850 in derivative liability and $664 in notes payable.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended July 31, 2013, net cash flows used in operating activities was $60,000 consisting of a net loss of $243,343, increases in amortization of debt discount of $9,944 and change in value of derivative liability of $129,413, a decrease in deferred financing costs of $6,750, increases in bank overdraft of $3,781, accrued expenses of $45,025 and accrued interest of $1,930. Net cash flows used in operating activities was $157,328 for the period from March 5, 2008 (inception) to July 31, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended July 31, 2013, net cash flows from financing activities was $60,000. For the period from inception (March 5, 2008) to July 31, 2013, net cash provided by financing activities was $157,328 received from convertible loans.

Cash Flows from Investing Activities

For the six month period ended July 31, 2013, we did not generate any cash flows from investing activities.

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

Cash and Cash Equivalents

Our company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. Our company had $0 and $0 of cash as of July 31, 2013 and January 31, 2013 respectively.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing our company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2013.

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

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

On June 26, 2013 and July 17, 2013 our company issued 7,500,000 and 8,000,000 shares of our common stock for $9,000 and $6,000 of debt. These shares were issued pursuant to an exemption from registration provided in Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933.

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

10.7	Certificate of Incorporation of Gold and Gemstone Mining S. L. Limited (incorporated by reference to our Current Report on Form 8-K filed on November 14, 2012)
10.8	Certificate of Mining Registration of Gold and Gemstone Mining S. L. Limited (incorporated by reference to our Current Report on Form 8-K filed on November 14, 2012)
10.9	Assignment Notice to the Nimiyama Chiefdom delivered on October 22, 2012 (incorporated by reference to our Current Report on Form 8-K/A filed on December 4, 2012)
10.10	Assignment Notice to the Nimikoro Chiefdom delivered on October 22, 2012 (incorporated by reference to our Current Report on Form 8-K/A filed on December 4, 2012)
10.11	Joint Venture Agreement between our company and TTM Global Enterprises Ltd. dated November 28, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 5, 2012)
10.12	Joint Venture Agreement between our company and Orange Blue Mining Ltd. dated November 28, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 5, 2012)
10.13	Collaboration Agreement between our company and Tell Mining Group dated February 8, 2013 (incorporated by reference to our Current Report on Form 8-K filed on February 12, 2013)
10.14	Registration Rights Agreement between our company and Deer Valley Management, LLC dated January 25, 2013 (incorporated by reference to our Current Report on Form 8-K filed on March 11, 2013)

Exhibit	Description
No.
10.15	Investment Agreement between our company and Deer Valley Management, LLC dated January 25, 2013 (incorporated by reference to our Current Report on Form 8-K filed on March 11, 2013)
(31)	Rule 13a-14(a) / 15d-14(a) Certifications
31.1*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101*	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

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

Date: October 9, 2013
/s/ Charmaine King
Charmaine King
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)