Form 10-Q
period 2013-10-31
Gold & Gemstone Mining Inc.
filed 2013-12-20
CIK 1485156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending October 31, 2013

GOLD AND GEMSTONE MINING INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

98-0642269

(IRS Employer Identification No.)

4020 N MacArthur Blvd Suite 122, Irving, Texas 75038

(Address of principal executive offices and Zip Code)

972-655-9870

Registrant's telephone number, including area code

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

323,385,442 common shares issued and outstanding as of December 15, 2013.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. Our fiscal year end is January 31.

GOLD AND GEMSTONE MINING INC.

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

OCTOBER 31, 2013

GOLD AND GEMSTONE MINING INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF OCTOBER 31, 2013 AND JANUARY 31, 2013

	October 31, 2013	January 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$0	$0
Deferred financing costs	1,020	0

TOTAL ASSETS	$1,020	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Bank overdraft	$4,313	$20
Accrued expenses	70,876	71,276
Accrued interest	6,865	2,513
Shareholder loans	900	900
Convertible notes payable, net of debt discount	256,956	19,451
Derivative liability	143,850	14,437
Note payable	664	664
Total Current Liabilities	484,424	109,261

Long-term Debt
Convertible notes payable	23,092	23,092

Total Liabilities	507,516	132,353

Stockholders’ Equity (Deficit)
Common stock, $.001 par value, 400,000,000 shares authorized, 230,154,175 shares issued and outstanding (January 31, 2013-150,750,000)	230,154	150,750
Additional paid in capital	-	1,977
Deficit accumulated during the exploration stage	(736,650)	(285,080)
Total Stockholders’ Equity (Deficit)	(506,496)	(132,353)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,020	$0

See accompanying notes to financial statements.

GOLD AND GEMSTONE MINING INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2013 AND 2012

FOR THE PERIOD FROM MARCH 5, 2008 (INCEPTION) TO OCTOBER 31, 2013

	Three months ended October 31, 2013	Three months ended October 31, 2012	Nine months ended October 31, 2013	Nine months ended October 31, 2012	Period from March 5, 2008 (Inception) to October 31, 2013

REVENUES	$0	$0	$0	$0	$0

OPERATING EXPENSES
Incorporation costs	0	0	0	0	840
Professional fees	3,426	2,025	20,642	28,905	89,418
Consulting fees	1,200	15,000	51,200	52,000	108,200
Transfer agent expense	5,649	0	5,649	6,809	29,687
Compensation	144,230	0	161,065	0	161,065
General and administrative	9,082	236	27,086	257	44,751
TOTAL OPERATING EXPENSES	163,587	17,261	265,642	87,971	433,961

LOSS FROM OPERATIONS	(163,587)	(17,261)	(265,642)	(87,971)	(433,961)

OTHER INCOME (EXPENSE)
Interest expense	(2,422)	0	(4,353)	0	(7,171)
Amortization of deferred financing	(5,730)	0	(5,730)		(5,730)
Amortization of debt discount	(4,161)	0	(14,105)	0	(19,988)
Change in value of derivative liability	-	0	(129,413)	0	(123,563)
TOTAL OTHER INCOME (EXPENSE)	(12,313)	0	(153,601)		(156,452)

LOSS BEFORE INCOME TAXES	(175,900)	(17,261)	(419,243)	(87,971)	(590,013)

PROVISION FOR INCOME TAXES	0	0	0	0	0

NET LOSS	$(175,900)	$(17,261)	$(419,243)	$(87,971)	$(590,013)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	187,551,333	150,750,000	170,419,160	210,750,000

See accompanying notes to financial statements.

GOLD AND GEMSTONE MINING INC.

 (AN EXPLORATION STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (unaudited)

FOR THE PERIOD FROM MARCH 5, 2008 (INCEPTION) TO OCTOBER 31, 2013

	Common stock		Additional paid in	Deficit accumulated during the exploration
	Shares	Amount	capital	stage	Total
Inception, March 5, 2008	-	$-	$-	$-	$-

Net loss for the period from March 5, 2008 (inception) to January 31, 2009	-	-	-	(840)	(840)

Balance, January 31, 2009	-	-	-	(840)	(840)

Shares issued for cash	270,000,000	6,000	-	-	6,000

Net loss for the year ended January 31, 2010	-	-	-	(4,900)	(4,900)

Balance, January 31, 2010	270,000,000	6,000	-	(5,740)	260

Shares issued for cash	60,750,000	1,350	25,650	-	27,000

Net loss for the year ended January 31, 2011				(20,108)	(20,108)

Balance, January 31, 2011	330,750,000	7,350	25,650	(25,848)	7,152

Forgiveness of shareholder debt	-	-	3,840	-	3,840

Net loss for the year ended January 31, 2012	-	-	-	(28,301)	(28,301)

Balance, January 31, 2012	330,750,000	7,350	29,490	(54,149)	(17,309)

Cancellation and retirement of shares	(180,000,000)	(4,000)	4,000	-	0

Par value adjustment for 45:1 stock split	-	147,400	(33,490)	(113,910)	0

Forgiveness of shareholder debt	-	-	1,977	-	1,977

Net loss for the year ended January 31, 2013	-	-	-	(117,021)	(117,021)

Balance, January 31, 2013	150,750,000	150,750	1,977	(285,080)	(132,353)
Shares issued for debt	79,404,175	79,404	(1,977)	(32,327)	45,100
Net loss for the period ended October 31, 2013	-	-	-	(419,243)	(419,243)

Balance, October 31, 2013	230,154,175	$230,154	$-	$(736,650)	$(506,496)

See accompanying notes to financial statements.

GOLD AND GEMSTONE MINING INC.

 (AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS (unaudited)

FOR THE NINE MONTHS ENDED OCTOBER 31, 2013 AND 2012

FOR THE PERIOD FROM MARCH 5, 2008 (INCEPTION) TO OCTOBER 31, 2013

	Nine months ended October 31, 2013	Nine months ended October 31, 2012	Period from March 5, 2008 (Inception) to October 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(419,243)	$(87,971)	$(618,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	14,105	0	19,988
Amortization of deferred financing costs	5,730		5,730
Change in value of derivative liability	129,413	0	123,563
Changes in assets and liabilities:
Increase in deferred financing costs	(6,750)	0	(6,750)
Increase in bank overdraft	4,293	0	4,313
Increase (decrease) in accrued expenses	181,600	63,819	280,876
Increase in accrued interest	4,352	0	6,865
Net Cash Used in Operating Activities	(86,500)	(24,152)	(183,828)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	0	0	664
Proceeds from convertible notes payable	86,500	33,855	143,447
Proceeds from shareholder loans	0	15,297	15,176
Repayment of shareholder loans	0	0	(8,459)
Proceeds from sale of common stock	0	0	33,000
Net Cash Provided by Financing Activities	86,500	49,152	183,828

NET DECREASE IN CASH AND CASH EQUIVALENTS	0	25,000	0
Cash and cash equivalents, beginning of period	0	0	0
Cash and cash equivalents, end of period	$0	$25,000	$0

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Forgiveness of shareholder debt	$0	$0	$5,817
Derivative liability recorded on initial valuation of convertible notes payable	$0	$0	$20,287
Shares issued for debt	$45,100	$0	$45,100

See accompanying notes to financial statements.

GOLD AND GEMSTONE MINING INC.

 (AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2013

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 and $0 of cash as of October 31, 2013 and January 31, 2013 respectively.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of October 31, 2013.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 2 - GOING CONCERN

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

NOTE 3 - ACCRUED EXPENSES

Accrued expenses consisted of the following at October 31, 2013 and January 31, 2013:

	October 31, 2013	January 31, 2013
Audit fees	$0	$7,000
Accounting fees	1,200	2,100
Legal	8,691	8,691
Transfer agent	864	864
Consulting	50,000	50,000
Compensation	7,500	0
Promotion	2,621	2,621
	$70,876	$71,276

NOTE 4 - DUE TO RELATED PARTIES

An officer loaned $840 to the Company on March 5, 2008 and an additional $3,000 to the Company during the year ended January 31, 2011. The loans were due on demand, non-interest bearing and unsecured. The loans were forgiven during the year ended January 31, 2012 and recorded as contributed capital in accordance with ASC 470-50.

Additionally, during the year ended January 31, 2012, a shareholder and officer paid for expenses totaling $10,436. The amount is unsecured, non-interest bearing and due on demand. During the year ended October 31, 2013, $8,459 of this amount was repaid with the remaining $1,977 forgiven and recorded as contributed capital in accordance with ASC 470-50.

Also during the year ended January 31, 2013 a shareholder loaned the Company $900.  The loan is unsecured, non-interest bearing and due on demand.

NOTE 5 - NOTES AND CONVERTIBLE NOTES PAYABLE

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

On July 17, 2012, the Company issued a convertible promissory note payable for $8,855.  The note bears 8% interest, is secured by stock of the Company and is due in full on July 18, 2013. The loan and any accrued interest can be converted into shares of the Company’s common stock at any time at the average trading price of the Company’s stock for the 30 days preceding the conversion date. The Company valued the derivative liability associated with the beneficial conversion feature at $3,244 which was recorded as a discount on the debt and is being amortized over the life of the loan. Amortization of the debt discount of $1,622 was recorded during the period ended October 31, 2013. The Company used the following inputs to value the beneficial conversion feature; $0.04 stock price on the grant date; $0.06 exercise price; 1 year life; 178.525% volatility; and 0.18% risk-free interest rate.

On October 31, 2012, the Company issued a convertible promissory note payable for $25,000.  The note bears 6% interest, is secured by stock of the Company and is due in full on October 31, 2013. The loan and any accrued interest can be converted into shares of the Company’s common stock at any time at the average trading price of the Company’s stock for the 30 days preceding the conversion date. The Company valued the derivative liability associated with the beneficial conversion feature at $17,043 which was recorded as a discount on the debt and is being amortized over the life of the loan. Amortization of the debt discount of $12,483 was recorded during the period ended October 31, 2013. The Company used the following inputs to value the beneficial conversion feature; $0.08 stock price on the grant date; $0.08 exercise price; 1 year life; 199.48% volatility; and 0.18% risk-free interest rate.

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

On May 6, 2013 the Company issued a promissory note payable for $4,000.00. The note bears interest at 8% is secured by stock of the Company and is due in full February 10, 2014.

On September 23, 2013 the Company issued a promissory note payable for $7,500. The note bears interest at 8% is secured by stock of the Company and is due in full on June 25, 014.

On June 19, 2013, the Company entered into a credit facility agreement in the total amount of $300,000.  In the event that the Company repays any loan amounts within 90 days of the effective date of the agreement (June 19, 2013) the loan will be non-interest bearing.  In the event that the loan balance is not repaid within the 90 day period, there will be charged a 12% interest fee.  The amount of any draws made on the credit facility is convertible into shares of common stock of the Company at the lower of $ 0.0025 per share or the lowest trading price of the shares of the common stock in the last 25 days before the date of the conversion.  As at October 31, 2013, $32,500 of the credit facility had been utilized

On October 23, 2013, the Company entered into a convertible promissory note payable in the amount of $ 30,000 in order to fund accrued compensation.  The note payable plus interest of $2,900 is due April 24, 2014 and is convertible into common shares of the company at $0.0001 per share.

On October 10, 2013, the Company entered into a convertible promissory note payable in the amount of $ 102,000 with the CEO of the Company for accrued compensation payable.  The note bears interest at 9% per annum and is due on demand.

On October 23, 2013, the Company converted consulting fees payable of $50,000 into a convertible promissory note payable, bearing interest at 10% per annum and convertible into common shares of the common at $0.0001 per share.

Total interest expense on the notes and convertible notes payable was $4,353 during the period ended October 31, 2013.

NOTE 6 - COMMON STOCK

The Company had 75,000,000 common shares authorized with a par value of $0.001 per share. On April 11, 2012, the Company filed an amendment to increase the authorized shares to 400,000,000 with a par value of $0.001 per share.

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

During the period ended October 31, 2013 the Company issued 79,404,175 shares of its common stock for $45,100 of debt.

Total shares of common stock outstanding as of October 31, 2013 and January 31, 2013 were 230,154,175 and 150,750,000 respectively.

NOTE 7 - COMMITMENTS

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

NOTE 8 - INCOME TAXES

As of October 31, 2013, the Company had net operating loss carry forwards of approximately $364,000 that may be available to reduce future years’ taxable income in varying amounts through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following for the nine months ended October 31, 2013 and 2012:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$142,540	$29,910
Less: valuation allowance	(142,540)	(29,910)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of October 31, 2013 and January 31, 2013:

	October 31, 2013	January 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$200,738	$58,198
Less: valuation allowance	(200,738)	(58,198)
Net deferred tax asset	$0	$0

NOTE 8 - INCOME TAXES (continued)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $389,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to October 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the event described below.

Subsequent to October 31, 2013, the Company converted promissory notes payable in the amount of $17,000 into 49,545,177 shares of common stock of the Company.

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

General Overview

We were incorporated in the State of Nevada on March 5, 2008 under the name Global GSM Solutions Inc. We established a fiscal year end of January 31. We do not have revenues, have minimal assets and have incurred losses since inception. Our company was originally formed to develop, manufacture, and distribute our product and services which related to the remote monitoring of amusement and vending devices. Our product was intended to improve security, productivity, and profitability of devices such as arcade games, toy dispensing machines, redemption games and vending machines. We were not able to raise sufficient capital to carry out our business plan and our management changed our focus to acquiring operating assets or businesses. On May 4, 2012, we entered into a collaboration agreement (the “JV Agreement”) and changed our business to that of mineral exploration.

Our common stock was initially approved for quotation on the OTC Bulletin Board under the symbol “GGSM” on December 27, 2010. On April 24, 2012, we filed a Certificate of Amendment with the Nevada Secretary of State to change our name from Global GSM Solutions Inc. to Gold and GemStone Mining Inc. and to increase our authorized capital from 75,000,000 to 400,000,000 shares of common stock, par value of $0.001. These amendments became effective on April 30, 2012 upon approval from the Financial Industry Regulatory Authority (“FINRA”). Also effective April 30, 2012, our issued and outstanding shares of common stock increased from 7,350,000 to 330,750,000 shares of common stock, par value of $0.001, pursuant to a 1 old for 45 new forward split of our issued and outstanding shares of common stock. On May 4, 2012 our company’s majority shareholders took a number of actions to reconfigure our capital structure. Our former directors and officers, Gennady Fedosov and Anna Ivashenko cancelled an aggregate of 180,000,000 shares of our common stock and transferred an additional 88,000,000 to incoming management. Subsequent to all cancellations and transfers, we had 150,750,000 shares issued and outstanding. As of December 15, 2013, we had 323,385,442 shares outstanding.

We have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business, other than as set out in this filing.

Our Current Business

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

On November 1, 2013, Charmaine King resigned as Director, President and CEO, while remaining our Chief Financial Officer. Rafael A Pinedo was appointed as the sole Director and elected President, Chief Executive Officer, and Secretary.

As of October 22, 2012, RMSL notified both the Nimikoro Chiefdom and the Nimiyama Chiefdom that RMSL has assigned the respective concession in to the JV Company effective October 29, 2012. The notice confirmed that we will have 12 months from the date of the assignment to raise $1,500,000 for each concession in to the JV Company or the concessions will revert back to RMSL. We have not raised such funds and as a result the concessions reverted back to RMSL.

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

Effective February 22, 2013, our company entered into a securities purchase agreement with Asher Enterprises, Inc. Under the terms of the agreement our company issued an 8% convertible promissory note, in the principal amount of $42,500, which note matures on November 26, 2013 and may be converted into shares of our company’s common stock at any time after 180 days from February 22, 2013, subject to adjustments as further set out in the Note. The conversion price shall be at a variable conversion rate of 55% multiplied by the market price, being the average of the lowest two trading prices for our company’s common stock during the 90 trading day period ending on the last complete trading day prior to the conversion date, subject to adjustments as further set out in the note. Our company received the sum of $42,500 under the note on February 22, 2013.

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

Our net loss for the three month period ended October 31, 2013 was $175,900 compared to a net loss of $17,261 for the three month period ended October 31, 2012. Our net loss for the nine month period ended October 31, 2013 was $419,243 compared to a net loss of $87,971 for the nine month period ended October 31, 2012. Our net loss was $590,013 during the period from inception (March 5, 2008) to October 31, 2013. During the three and nine month periods ended October 31, 2013, we did not generate any revenue.

During the three month period ended October 31, 2013, we incurred operating expenses of $163,587 compared to $17,261 for the three month period ended October 31, 2012. During the nine month period ended October 31, 2013, we incurred operating expenses of $265,642 compared to $87,971 for the nine month period ended October 31, 2012. We incurred $433,961 in expenses during the period from inception (March 5, 2008) to October 31, 2013. The increase in our operating expenses during FY2014 was primarily due to increased compensation and general and administrative expenses.

Liquidity and Capital Resources

Working Capital

	As at		As at
	October 31,		January 31,
	2013		2013
Current Assets	$1,020	$	Nil
Current Liabilities	$484,424		$109,261
Working Capital (Deficit)	$(483,404)		$(109,261)

As at October 31, 2013, our current assets were $1,020 compared to $Nil in current assets as at January 31, 2013. As at October 31, 2013, our current liabilities were $484,424 compared to $109,261 current liabilities as at January 31, 2013. Current liabilities at October 31, 2013 were comprised of $4,313 in bank overdraft, $70,876 in accrued expenses, $6,865 in accrued interest, $900 in shareholder loans, $256,956 in convertible notes payable, $143,850 in derivative liability and $664 in notes payable.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended October 31, 2013, net cash flows used in operating activities was $86,500, versus $24,152 used in operating activities for the same period last year, with the bulk of the increase due to increased operating expenses and change in value of our derivative liabilities. Net cash flows used in operating activities was $183,828 for the period from March 5, 2008 (inception) to October 31, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended October 31, 2013, net cash flows from financing activities was $86,500, all of which derived from convertible notes. For the period from inception (March 5, 2008) to October 31, 2013, net cash provided by financing activities was $183,828,  received from convertible notes, shareholder loans and sales of common stock.

Cash Flows from Investing Activities

For the nine month period ended October 31, 2013, we did not generate any cash flows from investing activities.

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

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures. We intend to finance these expenses with further issuances of equity and debt. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

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

Cash and Cash Equivalents

Our company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. Our company had $0 and $0 of cash as of October 31, 2013 and January 31, 2013 respectively.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During our third quarter ended October 31, 2013, we issued a total of 86,904,175 unregistered shares1, as follows:

Date	Shareholder	No. of Shares	Consideration
September 6	Asher Enterprises, Inc.	14,492,754	Conversion from Convertible Debt
September 9	Deer Valley Management, LLC	8,000,000	Conversion from Convertible Debt
September 20	Asher Enterprises, Inc.	15,000,000	Conversion from Convertible Debt
October 9	Asher Enterprises, Inc.	16,590,909	Conversion from Convertible Debt
October 24	Asher Enterprises, Inc.	16,410,256	Conversion from Convertible Debt
October 29	Asher Enterprises, Inc.	16,410,256	Conversion from Convertible Debt

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
(3)	(i) Articles; (ii) By-laws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form S-1 filed on April 7, 2010).
3.2	By-Laws (Incorporated by reference to our Registration Statement on Form S-1 filed on April 7, 2010).
3.3	Certificate of Amendment filed with the Nevada Secretary of State on April 24, 2012 (incorporated by reference from our Current Report on Form 8-K filed on April 30, 2012)
(10)	Material Contracts
10.1	Collaboration Agreement between our company and Ridgeback Mining (Sierra Leone) Limited dated May 4, 2012 (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2012)

1 All shares issued were issued pursuant to Section 3(a)(9) of the Securities Act of 1933 exemption from registration.

Exhibit No.	Description
10.2

Letter Agreement between Ridgeback Mining (Sierra Leone) Limited and the Nimiyama Sewafe Chiefdom with respect to the Nimiyama concession (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2012)

10.3

Letter Agreement between Ridgeback Mining (Sierra Leone) Limited and the Nimikoro Chiefdom with respect to the Nimikoro concession (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2012)

10.4

Letter Agreement between Ridgeback Mining (Sierra Leone) Limited and the Sandoh Chiefdom with respect to the Sandoh concession (incorporated by reference to our Current Report on Form 8-K filed on May 4, 2012)

10.5

Extension Agreement between Ridgeback Mining (S. L.) Limited and the Nimiyama Sewafe Chiefdom with respect to the Nimiyama concession (incorporated by reference to our Current Report on Form 8-K filed on May 25, 2012)

10.6

Extension Agreement between Ridgeback Mining (Sierra Leone) Limited and the Nimikoro Chiefdom with respect to the Nyamundu concession (incorporated by reference to our Current Report on Form 8-K filed on May 30, 2012)

10.7	Certificate of Incorporation of Gold and Gemstone Mining S. L. Limited (incorporated by reference to our Current Report on Form 8-K filed on November 14, 2012)
10.8	Certificate of Mining Registration of Gold and Gemstone Mining S. L. Limited (incorporated by reference to our Current Report on Form 8-K filed on November 14, 2012)
10.9	Assignment Notice to the Nimiyama Chiefdom delivered on October 22, 2012 (incorporated by reference to our Current Report on Form 8-K/A filed on December 4, 2012)
10.10	Assignment Notice to the Nimikoro Chiefdom delivered on October 22, 2012 (incorporated by reference to our Current Report on Form 8-K/A filed on December 4, 2012)
10.11	Joint Venture Agreement between our company and TTM Global Enterprises Ltd. dated November 28, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 5, 2012)
10.12	Joint Venture Agreement between our company and Orange Blue Mining Ltd. dated November 28, 2012 (incorporated by reference to our Current Report on Form 8-K filed on December 5, 2012)
10.13	Collaboration Agreement between our company and Tell Mining Group dated February 8, 2013 (incorporated by reference to our Current Report on Form 8-K filed on February 12, 2013)
10.14	Registration Rights Agreement between our company and Deer Valley Management, LLC dated January 25, 2013 (incorporated by reference to our Current Report on Form 8-K filed on March 11, 2013)

(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Rafael A. Pinedo

(32)	Section 1350 Certifications
32.1	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Rafael A. Pinedo

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD AND GEMSTONE MINING INC.
(Registrant)

Dated: December 20, 2013	/s/ Rafael A Pinedo
Rafael A. Pinedo
President and Director
(Principal Executive Officer)

Dated: December 20, 2013	/s/ Charmaine King
Charmaine King
Chief Financial Officer
(Principal Financial Officer and Principal
Accounting Officer)