Form 10-K
period 2014-01-31
Gold & Gemstone Mining Inc.
filed 2014-06-03
CIK 1485156

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2014

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-54700

GOLD AND GEMSTONE MINING INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0642269
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

4020 N MacArthur Blvd Suite 122, Irving TX	75038
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 882-1179

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common shares par value of $0.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes [ ] No[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No[X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[X]

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

598,750,000 common shares as of  May 4, 2014

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

On November 1, 2013, Charmaine King has resigned as Director, President and CEO of our company it will remain responsible as Chief Financial officer of the company. On November 1, 2013, Rafael A Pinedo was appointed President, Chief Executive Officer, director and secretary. Gold and Gemstone Mining is a exploration, mining and claims acquisition company based in Dallas, Texas and Mexico D.F, Mexico, the company currently holds mining claims in B.C Canada, and Sinaloa, Mexico for Gold and Rare Earth elements.

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

On November 1, 2013, Charmaine King has resigned as Director, President and CEO of our company it will remain responsible as Chief Financial officer of the company. On November 1, 2013, Rafael A Pinedo was appointed President, Chief Executive Officer, director and secretary.

Our Business

Gold and Gemstone Mining is a exploration, mining and claims acquisition company based in Dallas, Texas and Mexico D.F, Mexico, the company currently holds mining claims in B.C Canada, and Sinaloa, Mexico for Gold and Rare Earth elements. We will be shifting our focus on the North West of Mexico as we move forward in 2014. The new corporate strategy is based on identifying potential rare earth sources with long-term supply, developing separation facilities, and building relationships with top tier companies that depend on rare earth elements for their products.

Market, Customers and Distribution Methods

Although future market conditions cannot be predicted, several large and well-capitalized markets for diamonds and gold exist throughout the world. Such markets include a very sophisticated futures market for the pricing and delivery of gold and diamonds. The price for diamonds and gold is affected by a number of global factors, including economic strength and resultant demand for diamonds and gold, fluctuating supplies, mining activities and production by others in the industry, and new and or reduced uses for diamonds and gold.

The mining industry is highly speculative and of a very high-risk nature. As such, mining activities involve a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Few mining projects actually become operating mines.

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

Rare earth elements are critical to many existing and emerging 21st century applications including clean-energy technologies such as hybrid cars and electric vehicles; high-technology applications including cell phones and digital music players; hard disk drives used in computers; microphones; fiber optics; lasers; and in addition, critical defense applications such as global positioning systems, radar and sonar; and advanced water treatment applications, including those for industrial, military, homeland security, domestic and foreign aid use.

The Government Accountability Office issued a report documenting that China, supplier of 97% of the world's rare earths, dominates the supply of rare earth materials crucial to the U.S. defense, computer and renewable energy sectors. The report, commissioned by Congress, resulted from concerns that China could reduce the rare earth materials supply, curbing U.S. production of guided missiles and other defense weapons as well as commercial products such as computer hard drives, cell phones, MRI machines, hybrid autos and wind turbines, among other sophisticated technologies that employ rare earth materials.

The Rare Earth Elements

REEs are a moderately abundant group of 15 metallic elements known as the Lanthanide series; cerium, lanthanum, neodymium, praseodymium, promethium (which does not occur naturally), samarium, europium, gadolinium, terbium, dysprosium, holmium, erbium, thulium, ytterbium and lutetium and two elements that have similar chemical properties to the Lanthanide elements; yttrium and scandium. The oxides produced from processing REEs are collectively referred to as rare earth oxides or REOs.

REEs are often classified into two groups: the light REEs ("LREE") and HREEs, according to their atomic weights and location on the periodic table. LREEs and HREEs are contained in all rare earth deposits. Cerium, lanthanum, neodymium, praseodymium, samarium, europium, and gadolinium are considered LREEs that are more dominant in bastnasite. Terbium, dysprosium, holmium, erbium, thulium, ytterbium, lutetium, and yttrium are considered HREEs and are in higher concentrations in monazite than in bastnasite.

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

According to the 2011 Critical Materials Report issued from the U.S. Department of Energy, five of the rare earth elements were found to be critical in terms of supply risk in the short term (present - 2015) and into the medium term (2015-2025). As shown in the criticality matrices below, those elements deemed critical are: Dysprosium, Europium, Neodymium, Terbium, and Yttrium.

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

In the face of competition, we may not be successful in acquiring, exploring or developing profitable mineral properties or interests, and we cannot give any assurance that suitable properties or interests will be available for our acquisition, exploration or development. Despite this, we hope to compete successfully in the mineral exploration industry by:

•

keeping our costs low;

•

relying on the strength of our management’s contacts; and

•

using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

Research and Development

During the year ended January 31, 2014 we did not spend any funds on research and development.

Employees

We are an exploration stage company and currently have no employees, other than our one officer and director who provide services on a consulting basis. All the other functions on the finance and engineering area are outsource through third parties.

Intellectual Property

We own all of the right to the websites, and the content therein, of www.ggsmining.com and www.chancerymining.com .

Governmental Regulations

The Mining Law or Ley Minera is the section of legislation that govern’s Mexico’s mining sector. The General Directorate of Mines (GDM), under the authority of the General Mining Co-coordinator, has the authority to enforce the Mining Law and its regulations.

Mexican mining law offers the following advantages:

•

It allows direct foreign investment with up to 100% ownership of the capital stock.

•

Exploration concessions shall have a not extendible six years life.

•

Exploitation concessions shall have a term of fifty years. Such concessions may be further extended for the same term.

•

There are no limits for the mining concession surfaces.

•

Exploration concessions shall be substituted by one or more exploitation concessions.

•

It allows private sector participation in minerals previously considered as exclusive for the government (sulphur, phosphorus, potassium, iron ore and coal).

•

The general guidelines issued by the concession granting bidding for non-incorporated assignations are established. The concept of economic counterproposal is added.

Timing and authority's answers to the cancelling of concessions, or substitutions obtained in a bidding are established, and the same applies to cases when the bidding was declared deserted. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations with regard to the mining concessions, the initial registrations above, or general operations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.

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

Item 2. Properties

Executive Offices

Our offices are located at 4020 N MacArthur Blvd Suite 122, Irving, Texas 75038. We will anticipate that we will require additional premises in the foreseeable future.

Mining Concessions

We will anticipate that we will anticipate commitments in other areas, particularly in Mexico.

We will entered into a joint venture with gold mining concessions in Mexico.

Location and Access

State of Sinaloa, Mexico

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

none

Present Condition

The mining concessions have not had any exploration work completed on them and do not exhibit any evidence of historical operations. They are undeveloped and will require significant exploration and surface work before any mining activity can begin. We plan to undertake exploration work on the mining concessions and generate a full geological survey and report.

Plan of Exploration

The below tables describe our planned operating budget for the 12 month period beginning August 2014. The timeframe and cost estimates described represent our management’s beliefs based on its experiences and understanding of the mining industry in Mexico, where the concessions are located. The time frames described for each task indicate the estimated time of completion from when the task is initiated. Importantly, the initiation of any task will be subject to the availability of required capital, which cannot be guaranteed, and to the seasonal limitations on exploration in Mexico.

PHASE 1
Nature of Work	Timeframe	Cost

Incorporation and Registration of the Company (complete)	1 month	$10,000
Registration at Ministry of Mines in Mexico (complete)	1 month	$5,000
Obtain Land from Landowners	1 month	$25,000
Obtain Mining License Work Plan	2 months	$25,000
Exploration Equipment	2 months	$200,000
Production of Equipment	1 month	$85,000
Offices and Salaries	6 months	$200,000
Transport, Logistics	6 months	$50,000
Contingency		$50,000

Total	6 Months	$650,000

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

OTC Bulletin Board
Quarter Ended (1)	High	Low
January 31, 2014	$0.0015	$0.0005
October 31, 2013	$0.0012	$0.0006
July 31, 2013	$0.0019	$0.03
April 30, 2013	$0.007	$0.005
January 31, 2013	$0.005	$0.005

(1) Our shares of common stock first traded on April 5, 2012.

Our common shares are issued in registered form. Island Stock Transfer, 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760 (Telephone: 727.289.0010; Facsimile: 727.289.0069) is the registrar and transfer agent for our common shares.

Holders

On May 4, 2014, the shareholders’ list showed 71 registered shareholders and 600,000,000 common shares authorized.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our board of directors will determine our future dividend policy from time to time.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities, which were not registered under the Securities Act during our fiscal years ended January 31, 2014, and 2013.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal years ended January 31, 2014 and 2013.

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

Results of Operations for our Years Ended January 31, 2013 and 2012

Our net loss and comprehensive loss for our year ended January 31, 2013, for our year ended January 31, 2012 and the changes between those periods for the respective items are summarized as follows:

	Year Ended January 31, 2014 $	Year Ended January 31, 2013 $	Change Between Year Ended January 31, 2014 and Year Ended January 31, 2013 $
Revenue	Nil	Nil	Nil
Incorporation costs	Nil	Nil	Nil
Professional fees	38,046	11,560	26,486
Consulting fees	57,000	Nil	57,000
Transfer agent expense	7,639	12,319	(4,680)
General and administrative	11,485	4,422	7,063
Other (income) expenses	2,851	Nil	2,851
Net loss for the period	(117,021)	(28,301)	88,720

Operating Expenses

The increase in our operating expenses for our year ended January 31, 2014 was due to an increase in professional fees, consulting fees and general and administrative expenses.

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

Going Concern

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our company incurred a net loss of $117,021 for the year ended January 31, 2013 [2012 - $28,301] and at January 31, 2013 had a deficit accumulated of $171,170 [2012 - $54,149]. We have not generated revenue and we have an accumulated deficit and negative working capital of $109,261 as at January 31, 2013. Our company requires additional funds to maintain its existing operations and to acquire new business assets. These conditions raise substantial doubt about our company’s ability to continue as a going concern. Management’s plans in this regard are to raise equity and debt financing as required, but there is no certainty that such financing will be available or that it will be available at acceptable terms. The outcome of these matters cannot be predicted at this time.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a worPinedo capital deficit, has not yet received revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Exploration Stage Company

The Company is an Exploration Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") 915, Development Stage Entities .

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

GOLD AND GEMSTONE MINING INC.
(FORMERLY GLOBAL GSM SOLUTIONS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2013

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 - ACCRUED EXPENSES

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

GOLD AND GEMSTONE MINING INC.
(FORMERLY GLOBAL GSM SOLUTIONS, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2013

NOTE 5 - NOTES AND CONVERTIBLE NOTES PAYABLE (CONTINUED)

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

In accordance with ASC subtopic 815-40, the beneficial conversion features of the convertible notes payable were revalued as of January 31, 2013 at $14,437 using the following inputs; $0.05 stock price on the grant date; $0.07 exercise price; 6-9 month life; 204.58% - 250.12% volatility; and 0.12% - 0.14% risk-free interest rate. The change in the value of the derivative liability of $5,850 has been recorded in other income.

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

Effective April 2, 2013, Michael Arnold resigned as vice president of International Business Development and director of our company.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Positions Held with the Company	Age	Date First Elected or Appointed
Rafael Pinedo	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director	46	Oct 31, 2013

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Mr. Rafael Pinedo - Chief Executive Officer, President

Mr. Pinedo, age 46, has over 23 years of experience in the areas of consulting and business transformation. Mr. Pinedo has served as president and chief executive officer of Pilgrim Petroleum Corporation (PGPM.OTC and PHV on the Frankfurt Stock Exchange), a consulting & oil and gas Exploration Company based out of Dallas, Texas. He has also served as president and director of engineering and operations, for Chancery Resources, Inc, a US based operating company, and managing director of American BNP Resources LP based in Midland, Texas, Managing Partner at Crescent Hill Capital Corporation, Dallas Texas and Boston Massachusetts. Mr. Pinedo also serves as a director of CB Resources Ltd. (CNQ.ICD) a Canadian public company based in Vancouver, Canada and director at Mineral Hills Industries Ltd. a Canadian public company (TSXV.MHI).

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended January 31, 2014. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

For the year ended January 31, 2014 we did not have any standing committee of the board of directors.

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

Option Exercises

During our fiscal year ended January 31, 2014, there were no options exercised by our named officers.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Charmaine King (2) 2144 Whitekirk Way Draper, Utah 84020	65,387,500 Common Shares	43.4%
Directors and Executive Officers as a Group (1)	65,387,500 Common Shares	43.4%
Tom Tucker (3) 28J Fudia Terrace, off Spur Loop Freetown, Sierra Leone	15,075,000 Common Shares	10%
Timothy Cocker (4) 10480 Dattier Court Rancho Cordova, California 95670	7,537,500 Common Shares	5%
5% or greater security holders	22,612,500 Common Shares	15%

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

Director Independence

We currently act with one director, consisting of Rafael Pinedo. We have determined that we do not have an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

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

•

approved by our audit committee (which consists of our entire board of directors); or

•

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

GOLD AND GEMSTONE MINING INC.
(Registrant)

Dated: May 29, 2014	/s/Rafael Pinedo
Rafael Pinedo
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer, Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

GOLD AND GEMSTONE MINING INC.
(Registrant)

Dated: May 29, 2013	/s/Rafael Pinedo
Rafael Pinedo
Chief Executive Officer, Chief Financial Officer,
President, Secretary, Treasurer, Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)