Form 10-Q
period 2014-04-30
Gold & Gemstone Mining Inc.
filed 2014-06-18
CIK 1485156

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

Or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission File Number 000-54700

GOLD AND GEMSTONE MINING INC.

 (Exact name of registrant as specified in its charter)

Nevada	98-0642269
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4020 N MacArthur Blvd Suite 122, Irving, Texas	75038
(Address of principal executive offices)	(Zip Code)

(972) 655-9870

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

GOLD AND GEMSTONE MINING INC.

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS (unaudited)

APRIL 30, 2014

GOLD AND GEMSTONE MINING INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF APRIL 30, 2014 AND JANUARY 31, 2013

	April 30, 2014	January 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$0	$0
Deferred financing costs	1,020	0

TOTAL ASSETS	$1,020	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Bank overdraft	$4,313	$20
Accrued expenses	70,876	71,276
Accrued interest	6,865	2,513
Shareholder loans	900	900
Convertible notes payable, net of debt discount	104,956	19,451
Derivative liability	143,850	14,437
Note payable	664	664
Total Current Liabilities	332,424	109,261

Long-term Debt
Convertible notes payable	23,092	23,092

Total Liabilities	355,516	132,353

Stockholders’ Equity (Deficit)
Common stock, $.0001 par value, 400,000,000 shares authorized, 489,750,000 shares issued and outstanding	230,154	150,750
Additional paid in capital	-	1,977
Deficit accumulated during the exploration stage	(585,670)	(285,080)
Total Stockholders’ Equity (Deficit)	(355,516)	(132,353)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$0	$0

See accompanying notes to financial statements.

GOLD AND GEMSTONE MINING INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS ENDED APRIL 30, 2014 AND APRIL 30, 2013

	Three Months Ended
	April 30, 2014	April 30, 2013

REVENUES	$0	$0

OPERATING EXPENSES
Incorporation costs	0	840
Professional fees	3,426	90,967
Consulting fees	1,200	57,000
Transfer agent expense	5,649	24,038
Compensation	144,230	7,700
General and administrative	9,082	27,294
TOTAL OPERATING EXPENSES	163,587	200,839

LOSS FROM OPERATIONS	(163,587)	(200,839)

OTHER INCOME (EXPENSE)
Interest expense	(2,422)	(3,784)
Amortization of debt discount	(5,730)	(10,855)
Change in value of derivative liability	(4,161)	(123,563)
TOTAL OTHER INCOME (EXPENSE)	(12,313)	(138,202)

LOSS BEFORE INCOME TAXES	(175,900)	(339,041)

PROVISION FOR INCOME TAXES

NET LOSS	$(175,900)	$(339,041)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$--

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	187,551,333	--

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

GOLD AND GEMSTONE MINING INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS (unaudited)

APRIL 30, 2014

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $0 and $0 of cash as of April 30, 2014.

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

GOLD AND GEMSTONE MINING INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS (unaudited)

APRIL 30, 2014

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

GOLD AND GEMSTONE MINING INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS (unaudited)

APRIL 30, 2014

NOTE 3 - ACCRUED EXPENSES

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

GOLD AND GEMSTONE MINING INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS (unaudited)

APRIL 30, 2014

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

Total of 598,750,000 common shares as of May 4, 2014

GOLD AND GEMSTONE MINING INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS (unaudited)

APRIL 30, 2014

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

NOTE 8 - INCOME TAXES

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

GOLD AND GEMSTONE MINING INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS (unaudited)

APRIL 30, 2014

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

Our Current Business

Gold and Gemstone Mining, Inc. is an exploration stage company that will engage in the acquisition, exploration, and development of Diamond and Gold properties around the world also to acquire a diverse portfolio of direct and indirect interests in exploration of Rare Earth minerals projects and assets.

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

Our Business

We shifted our business focus on gold exploration in Mexico.

Mining Concessions

We will anticipate commitments in other areas in North Mexico, particularly in the State of Sinaloa and Sonora.

We will enter into a joint venture with gold mining concessions in Mexico.

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

Cash Flows from Investing Activities

For the three-month period ended April 30, 2014, we did not generate any cash flows from investing activities.

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

Going Concern

The independent auditors' report accompanying our January 31, 2013 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The current financial statements have been prepared by management and have not been review by our auditors, in addition "assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Cash and Cash Equivalents

Our company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. Our company had $0 and $0 of cash as of April 30, 2014 and April 31, 2013 respectively.

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

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLD AND GEMSTONE MINING INC.

Date: June 17, 2014	/s/Rafael Pinedo
Rafael Pinedo
President, Chief Executive Officer, Chief Financial
Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)