Form 10-Q
period 2014-07-31
Gold & Gemstone Mining Inc.
filed 2014-10-06
CIK 1485156

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding	543,932,501	a/o Aug 11, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

GOLD AND GEMSTONE MINING, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS (unaudited)
AS OF MAY 31, 2014 AND JULY 31, 2014
Three months
ended July 31,
2014
ASSETS
Current assets
Cash and cash equivalents	722.73
Deferred financing costs	300,793.06

TOTAL ASSETS	301,515.79

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Bank overdraft	-
Accrued expenses	-
Accrued interest	-
Shareholder loans	-
Convertible notes payable, net of debt discount	-
Derivative liability	1,667.69
Note payable	-
Total Current Liabilities	1,667.69

Long-term Debt
Convertible notes payable	296,840.76

Total Liabilities	298,508.45

Stockholders’ Equity (Deficit)	3,821.97
50 Common stock, $76.44 par value, $3,821.97 shares authorized,
$3,821.97 shares issued and outstanding	-
Additional paid in capital	-
Deficit accumulated during the exploration stage	(814.63)
Total Stockholders’ Equity (Deficit)	3,007.34

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	301,515.79

Mexican Peso MX rate in dollars it is an average of the past days of the month june, july, august: $13.0823

See accompanying notes to financial statements.

GOLD AND GEMSTONE MINING, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS ENDED MAY 31, 2014 AND JULY 31, 2014.

Three Months Ended
July 31, 2014

REVENUES	-

OPERATING EXPENSES
Incorporation costs	494.23
Professional fees	165.87
Consulting fees	-
Transfer agent expense	-
Compensation	-
General and administrative	154.53
TOTAL OPERATING EXPENSES	814.63

LOSS FROM OPERATIONS	(814.63)

OTHER INCOME (EXPENSE)
Interest expense	-
Amortization of debt discount	-
Change in value of derivative liability	-
TOTAL OTHER INCOME (EXPENSE)	-

LOSS BEFORE INCOME TAXES	(814.63)

PROVISION FOR INCOME TAXES	-

NET LOSS	(814.63)

NET LOSS PER SHARE: BASIC AND DILUTED	(814.63)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	-

The exchange rate in dollars it is an average of the past days of the month june, july, august: $13.0823

See accompanying notes to financial statements.

GOLD AND GEMSTONE MINING, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED MAY 31, 2014 AND JULY 31, 2014.

Three months
ended July 31,
2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(814.63)
Adjustments to reconcile net loss to net cash used in operating activities:	-
Amortization of debt discount	-
Change in value of derivative liability	-
Changes in assets and liabilities:	-
Increase in deferred financing costs	-
Increase in bank overdraft	-
Increase (decrease) in accrued expenses	-
Increase in accrued interest	-
Net Cash Used in Operating Activities	(814.63)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	(296,840.76)
Proceeds from convertible notes payable	-
Proceeds from shareholder loans	-
Repayment of shareholder loans	-
Proceeds from sale of common stock	-
Net Cash Provided by Financing Activities	(296,840.76)

NET DECREASE IN CASH AND CASH EQUIVALENTS	-
Cash and cash equivalents, beginning of period	-
Cash and cash equivalents, end of period	722.73

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	-
Income taxes paid	-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Forgiveness of shareholder debt	-
Derivative liability recorded on initial valuation of convertible notes payable	(296,932.66)

The exchange rate in dollars it is an average of the past days of the month june, july, august: $13.0823

See accompanying notes to financial statements.

GOLD AND GEMSTONE MINING, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS 'EQUITY

				Deficit accumulated
				during the
	Common stock		Additional paid in	exploration
	Shares	Amount	capital	stage	Total
Inception, June 25, 2014.	50	$3,821.97	$ -		$ 3,821.97
Net loss for the period from June 25, 2014 (inception) to July 31, 2014.				(814.63)	(814.63)
Balance, July 31, 2014.	50	$3,821.97	$ -	$(814.63)	$ 3,007.34

The exchange rate in dollars it is an average of the past days of the month june, july, august: $13.0823

Dated: October 6, 2014

/s/ Ivan Mondragon
Ivan Mondragon Mendez
VP Operations and General Manager Officer and Director
Gold and GemStone Mining Inc. Gold and Gemstone Mining of Mexico, Limited Liability Company Capital Variable. Subsidiary Company

See accompanying notes to financial statements.

GOLD AND GEMSTONE MINING INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF JULY 31, 2014 AND JANUARY 31, 2013

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

FOR THE THREE MONTHS ENDED JULY 31, 2014 AND APRIL 30, 2013

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

FOR THE THREE MONTHS ENDED JULY 31, 2013 AND 2012

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

JULY 31, 2014

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

JULY 31, 2014

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

JULY 31, 2014

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

During July 1, 2014 a shareholder and officer loaned the company $8,000. The loan is unsecured, non-interest bearing and due on demand.

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

JULY 31, 2014

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

Shares Outstanding are 543,932,501 as of August 11, 2014.

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

GOLD AND GEMSTONE MINING INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS (unaudited)

JULY 31, 2014

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to July 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

Employees

We are an exploration stage company and currently have no employees, other than our two officers and directors who provide services on a consulting basis.  In addition of another consultants and contractors in Mexico. All the other functions on the finance and engineering area are outsource through third parties.

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

Effective July 6 2014, announces that it has completed the acquisition of a 100% interest (subject to certain underlying royalties) in the Gringo Viejo Project, the project is a past-producing mine dating back to 1982. A Preliminary Economic Assessment ("PEA") estimated an Indicated resource of 3.8 million tonnes at a grade of 1.66g/t gold and 24 g/t silver as well as an Inferred resource of 1.8 million tonnes at a grade of 1.39g/t gold and 31.96g/t silver (Mineral resources that are not mineral reserves do not have demonstrated economic viability. The PEA includes Inferred mineral resources that are considered too speculative geologically to have the economic considerations applied to them that would enable them to be categorized as mineral reserves, and there is no certainty that the preliminary economic assessment will be realized), located on the best gold zone of Mexico with companies like Sierra Metals Inc, Goldcorp Inc, Minera Frisco SA own by Grupo Carso in Mexico the potential is exponential at short and medium term. The Company plans to undertake a complete review of all previous work, update the resource, conduct additional baseline studies and diamond drilling, to further advance in to feasibility and pre-production exploration stage. Further, we are looking in to expand our capacity of material processing from approximately 1200 tonnes a month to up to three times within a year, depending on additional institutional financing.

Our Business

We shifted our business focus on gold exploration in Mexico.

Mining Concessions

We will anticipate commitments in other areas in North Mexico, particularly in the State of Sinaloa, Sonora and Chihuahua.

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

Cash Flows from Investing Activities

For the three-month period ended July 31, 2014, we did not generate any cash flows from investing activities.

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

PHASE 1
Nature of Work	Timeframe	Cost

Incorporation and Registration of the Company (complete)	1 month	$10,000
Registration at Ministry of Mines in Mexico (complete)	1 month	$5,000
Obtain Land from Landowners (complete)	1 month	$25,000
Obtain Mining License Work Plan (in progress)	2 months	$25,000
Exploration Equipment (in progress)	2 months	$200,000
Production of Equipment (in progress)	1 month	$85,000
Offices and Salaries	6 months	$200,000
Transport, Logistics	6 months	$50,000
Contingency		$50,000

Total	6 Months	$650,000

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing our company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of April 30, 2014.

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

GOLD AND GEMSTONE MINING INC.

Date: October 6, 2014	/s/ Ivan Mondragon
Ivan Mondragon
Vice President and General Manager Operations Officer, and Director