Form 10-Q
period 2014-10-31
Gold & Gemstone Mining Inc.
filed 2014-12-23
CIK 1485156

UNITED STATES

  SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding	725,555,834	a/o Nov 6, 2014

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

GOLD AND GEMSTONE MINING OF MEXICO, LIMITED LIABILITY COMPANY CAPITAL VARIABLE.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS (unaudited)
AS OF JUL 31, 2014 AND OCT 31, 2014

Three months ended October 31, 2014
ASSETS
Current assets
Cash and cash equivalents	711.96
Deferred financing costs	296,312.15

TOTAL ASSETS	297,024.12

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Bank overdraft	-
Accrued expenses	-
Accrued interest	-
Shareholder loans	-
Convertible notes payable, net of debt discount	-
Derivative liability	1,642.85
Note payable	-
Total Current Liabilities	1,642.85

Long-term Debt
Convertible notes payable	292,418.73

Total Liabilities	294,061.58

Stockholders’ Equity (Deficit)	3,765.03
50 Common stock, $76.44 par value, $3,821.97 shares authorized,
$3,821.97 shares issued and outstanding	-
Additional paid in capital	-
Deficit accumulated during the exploration stage	802.49
Total Stockholders’ Equity (Deficit)	2,962.54

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	297,024.12

The exchange rate in dollars it is an average of the past days of the month august, september, october: $13.2801

GOLD AND GEMSTONE MINING OF MEXICO, LIMITED LIABILITY COMPANY CAPITAL VARIABLE.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS ENDED JUL 31, 2014 AND OCT 31, 2014.

Three Months Ended
October 31, 2014

REVENUES	-

OPERATING EXPENSES
Incorporation costs	486.87
Professional fees	163.40
Consulting fees	-
Transfer agent expense	-
Compensation	-
General and administrative	152.23
TOTAL OPERATING EXPENSES	802.49

LOSS FROM OPERATIONS	802.49

OTHER INCOME (EXPENSE)
Interest expense	-
Amortization of debt discount	-
Change in value of derivative liability	-
TOTAL OTHER INCOME (EXPENSE)	-

LOSS BEFORE INCOME TAXES	802.49

PROVISION FOR INCOME TAXES	-

NET LOSS	802.49

NET LOSS PER SHARE: BASIC AND DILUTED	802.49

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	-

The exchange rate in dollars it is an average of the past days of the month august, september, october: $13.2801

GOLD AND GEMSTONE MINING OF MEXICO, LIMITED LIABILITY COMPANY CAPITAL VARIABLE.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
FOR THE THREE MONTHS ENDED JUL 31, 2014 AND OCT 31, 2014.

Three months
ended October 31,
2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	802.49
Adjustments to reconcile net loss to net cash used in operating activities:	-
Amortization of debt discount	-
Change in value of derivative liability	-
Changes in assets and liabilities:	-
Increase in deferred financing costs	-
Increase in bank overdraft	-
Increase (decrease) in accrued expenses	-
Increase in accrued interest	-
Net Cash Used in Operating Activities	802.49

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	292,418.73
Proceeds from convertible notes payable	-
Proceeds from shareholder loans	-
Repayment of shareholder loans	-
Proceeds from sale of common stock	-
Net Cash Provided by Financing Activities	292,418.73

NET DECREASE IN CASH AND CASH EQUIVALENTS	-
Cash and cash equivalents, beginning of period	-
Cash and cash equivalents, end of period	711.96

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	-
Income taxes paid	-

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Forgiveness of shareholder debt	-
Derivative liability recorded on initial valuation of convertible notes payable	292,509.26

The exchange rate in dollars it is an average of the past days of the month august, september, october: $13.2801

GOLD AND GEMSTONE MINING OF MEXICO, LIMITED LIABILITY COMPANY CAPITAL VARIABLE.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS 'EQUITY

				Deficit accumulated
				during the
	Common stock		Additional paid in	exploration
	Shares	Amount	capital	stage	Total
July 31, 2014.	50	$3,765.03	$ -		$ 3,765.03
Net loss for the period from July 31, 2014 to October 31, 2014.				802.49	802.49
Balance, October 31, 2014.	50	$ 3,765.03	$ -	$ 802.49	$ 2,962.54

The exchange rate in dollars it is an average of the past days of the month august, september, october: $13.2801

Dated: December 22, 2014

/s/ Ivan Mondragon
Ivan Mondragon Mendez
President
Gold and GemStone Mining Inc. Legal representant Gold and Gemstone Mining of Mexico, Limited Liability Company Capital Variable. Subsidiary Company

GOLD AND GEMSTONE MINING INC.

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS (unaudited)

APRIL 30, 2014

GOLD AND GEMSTONE MINING INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS (unaudited)

AS OF OCTOBER 31, 2014 AND JANUARY 31, 2013

	October 31, 2014	January 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$0	$0
Deferred financing costs	1,020	0

TOTAL ASSETS	$1,020	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Bank overdraft	$4,313	$20
Accrued expenses	70,876	71,276
Accrued interest	6,865	2,513
Shareholder loans	900	900
Convertible notes payable, net of debt discount	104,956	19,451
Derivative liability	143,850	14,437
Note payable	664	664
Total Current Liabilities	332,424	109,261

Long-term Debt
Convertible notes payable	23,092	23,092

Total Liabilities	355,516	132,353

Stockholders’ Equity (Deficit)
Common stock, $.0001 par value, 400,000,000 shares authorized, 489,750,000 shares issued and outstanding	230,154	150,750
Additional paid in capital	-	1,977
Deficit accumulated during the exploration stage	(585,670)	(285,080)
Total Stockholders’ Equity (Deficit)	(355,516)	(132,353)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$0	$0

See accompanying notes to financial statements.

GOLD AND GEMSTONE MINING INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS (unaudited)

FOR THE THREE MONTHS ENDED OCTOBER 31, 2014 AND APRIL 30, 2013

	Three Months Ended
	October 31, 2014	April 30, 2013

REVENUES	$0	$0

OPERATING EXPENSES
Incorporation costs	0	840
Professional fees	3,426	90,967
Consulting fees	1,200	57,000
Transfer agent expense	5,649	24,038
Compensation	144,230	7,700
General and administrative	9,082	27,294
TOTAL OPERATING EXPENSES	163,587	200,839

LOSS FROM OPERATIONS	(163,587)	(200,839)

OTHER INCOME (EXPENSE)
Interest expense	(2,422)	(3,784)
Amortization of debt discount	(5,730)	(10,855)
Change in value of derivative liability	(4,161)	(123,563)
TOTAL OTHER INCOME (EXPENSE)	(12,313)	(138,202)

LOSS BEFORE INCOME TAXES	(175,900)	(339,041)

PROVISION FOR INCOME TAXES

NET LOSS	$(175,900)	$(339,041)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$--

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	187,551,333	--

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

OCTOBER 30, 2014

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents. The Company had $1,050 Dec 30, 2014.

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

On May 4, 2012, a shareholder returned and cancelled 180,000,000 shares of common stock.

Shares Outstanding	725,555,834	a/o Nov 6, 2014

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

NOTE 9 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to October 31, 2014 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

Cash Flows from Investing Activities

For the three-month period ended October 31, 2014, we did not generate any cash flows from investing activities.

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

Going Concern

The independent auditors' report accompanying our January 31, 2013 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The current financial statements have been prepared by management and have not been review by our auditors , in addition "assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

GOLD AND GEMSTONE MINING INC.

Date: December 23, 2014	/s/Ivan Mondragon
Ivan Mondragon
President and General Manager Operations
Officer, and Director